Form 10KSB
period 1996-03-31
MADERA INTERNATIONAL INC
filed 1996-06-26
CIK 810750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB


(Mark One)

(X)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934  (Fee Required)
     For the fiscal year ended                  March 31, 1996

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
         For the transition period from      to
         Commission file number                 0-16523

                       MADERA INTERNATIONAL, INC.
             	(Name of small business issuer in its charter)

Nevada                                        68-0318289
(State of incorporation)        (I.R.S. Employer Identification No.)

9455 Collins Avenue, Suite 308, Surfside, Florida     33154
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number (305) 865-8840

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

         Common stock, $01 par value
              (Title of class)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                  (X)  YES    ( ) NO

As of June 3, 1996 , 49,661,919 common shares were outstanding and the aggregate market value of the common shares (based upon the average bid and asked prices on such date) of the Registrant held by nonaffiliates was approximately $4,469,572.

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form IO-KSB or any amendment to this Form IO-KSB. ( )

Revenues for the fiscal year ended March 31, 1996 totaled $189,000. Documents incorporated by reference: See Item 13 hereof.

Total number of pages in this document: 33

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

1.  SUMMARY

 	Madera International, Inc., a Nevada corporation, merged in February, 1994, with Weaver Arms Corporation, its parent ("Weaver"), with Weaver changing its name to "Madera
International, Inc" ("Registrant"). Weaver emerged from its
Chapter 11 reorganization proceeding ("Bankruptcy Proceeding") on January 21, 1994. Weaver entered the Bankruptcy Proceeding on
July 14, 1989 and operated as a debtor-in-possession until the Bankruptcy Court entered an order confirming Registrant's Second Amended Plan of Reorganization (As Modified) (the "Plan") on January 21, 1994.

Pursuant to the Plan, creditors and other claimants received Units consisting of one (1) share of Registrant's common stock and one (1) Class A warrant entitling the holder to purchase one
(1) share of the Registrant's common stock at a price of $3.00 per share if exercised prior to August 29, 1994. The exercise price increases to $3.50 between August 30, 1994 and February 1, 1995 (date of termination), unless extended by the Registrant's board of directors. Upon exercise of the Class A warrant, the holder shall receive one (1) Class B warrant for the purchase of one (1) share of Registrant's common stock at an exercise price of $5.00 per share. The Class B warrant is exercisable until February 1, 1995, unless extended by the Registrant's board of directors. On February 28, 1996, the Registrant's board of directors extended both the Class A warrant and the Class B warrant until February 1, 1997.

Each Class A and Class B warrant is redeemable by Registrant for $0.01 per warrant, at any time after January 21, 1994, upon 30 days prior written notice to the holder thereof. Upon written notice to the appropriate parties and/or regulatory agencies, the Registrant has the right to reduce the exercise price and/or extend the term of the Class A and Class B warrants.

Upon confirmation of the Plan, the Registrant began to engage in the business of harvesting and exporting timber from Nicaraguan timberland. This timberland was previously owned by and was purchased from Madera H.P.Z. and Importaciones y Exportaciones, S.A. (the "Nicaraguan Corporations") in accordance with an order entered by the U.S. Bankruptcy Court on January 13, 1994. The Nicaraguan Corporations owned the equivalent of fee simple title to approximately 4,000 square kilometers of land, which included the right to harvest and export the timber growing thereon. As consideration for this purchase, the Registrant issued a promissory note in the amount of $5,000,000 secured by the land purchased. The Secured Timber Note was convertible at the option of the Nicaraguan Corporations into 49% of the Outstanding common stock and Class A warrants of the Registrant to be issued under the Plan, and was converted effective January 20, 1994.

Subsequent to the original agreement, valuation of the assets acquired was received. These valuations were significantly higher than the original estimate. Also, stock issued for the properties was trading at a level that caused a revaluation to occur. The new values were reflected in the Registrant's audited financial statement for the fiscal year ended March 31, 1994, however, further acquisitions in the same area as reflected in the Proforma Financial Statements forced a total revaluation of the properties. Additional stock was issued to compensate for the revaluation. Management believes the value of $12 Million placed on the property was fairly stated based upon the fair value of common stock issued at the time of conversion.

In addition to the 10,200,000 pre-split shares of the Company's common stock issued for the acquisition of the property, the Company issued 1,013,500 pre-split shares of its common stock to four entities as fees associated with the acquisition. The value of these shares was determined to be $1.00 per share for 970,000 pre-split shares of exempt shares and par value, or $.01 per share, for 43,500 pre-split restricted shares.

As a result of the issuance of the aforementioned shares of common stock, the Company's investment in the property was $12,970,435.

 	During the fiscal year ending March 31, 1995, the government of Nicaragua withdrew the extraction rights for all of the 400,000 hectares owned by the Company in Nicaragua. This significantly reduced the value of the property. Management decided to write-off the full $12,970,435 value of the Nicaraguan assets during the fiscal year ending March 31, 1995. As part of this write off, 5,000,000 shares of the 10,200,000 shares originally issued for the acquisition were recovered and cancelled.

In February 1994, Registrant also entered into a ten year joint venture with Insumas Electoricos e Industriales, C.A. ("Inselinca"), a large timber concessionaire in Venezuela. Registrant purchased a 50% interest in all of the timber concessions owned by Inselinca, amounting to 325,000 hectares (813,000 acres), for 1,000,000 shares of preferred stock with a face value of $3 per share totaling $3,000,000. For conservative valuation purposes, the timber concessions of Inselinca were valued at $6,000,000.

Registrant had no ownership in Inselinca, but was to receive and maintain a fifty percent (50%) ownership in the concessions acquired by the Registrant. This transaction was reversed during the quarter ended September 30, 1994. The Inselinca group could not demonstrate the values previously warranted to the Registrant, and due to conflict with the acquisition of hardwood in other parts of South America, Management decided to reverse the transaction. As a result, the Registrant rescinded its original joint venture agreement with Inselinca, and cancelled the 3,000,000 shares of its Class A Preferred stock originally issued.

The Registrant's reversal of the aforementioned transactions was offset by Registrant's acquisition of properties in South America. In July 1994, Registrant entered into an agreement with Ramiro Fernandez-Moris and his family to acquire assets held by them in the family owned corporation Forest and Environmental Resources of the Amazon, Inc. ("FEROA"). These assets consist of 478,000 acres of fee owned timber producing property in Brazil, as well as substantial acreage in Bolivia and Peru that are long term concessions. The value of these properties is based upon an independent third party appraisal supplied as part of the due diligence procedure. The value used is $27,000,000. In addition to the real property, a working sawmill was also acquired as part of the agreement. This sawmill is located in Brazil, and is in operation. It's appraised value is $2,600,000. It has a capacity of 200 cubic meters a day. The final part of the acquisition consists of existing inventory of banac and cedar at cost of $630,000.

The consideration for this purchase was 10,000,000 shares of Class B Preferred stock, convertible into a maximum of 15,000,000 shares of common stock to be adjusted by any stock splits and subject to the production of earnings of $2,000,000 annually from the assets acquired. A finders fee was paid for this acquisition amounting to approximately five percent (5%) of the acquisition value. The Preferred shares issued to the principals for this transaction have been converted into Common shares as of March 3, 1996, the Preferred shares issued to the finders are still outstanding.

On August 15, 1994, Registrant through its wholly-owned subsidiary LVA, Inc. ("Newcorp") acquired one hundred percent (100%) of the issued and outstanding shares of Las Vegas Airlines, Inc., a Nevada Corporation ("LVA"). LVA operates scheduled service to the Grand Canyon as well as chartered services. In exchange for the LVA shares, Newcorp was to pay one hundred thousand dollars ($100,000) in cash and to issue a four hundred thousand dollar ($400,000) promissory note, payable in monthly installments through March 1, 1995. In exchange for fifty one percent (51%) of the LVA shares, Registrant agreed to issue one million five hundred thousand (1,500,000) of its convertible preferred stock to the former LVA shareholder. The LVA shares were delivered into an escrow and were to be released as installment payments on the Note were made by Newcorp. Prior to any payment by Newcorp to LVA, one of LVA's planes crashed. Due to LVA's potential liability as a result of this accident, Newcorp withdrew from the transaction. Newcorp was formed for the purpose of this transaction, and is non-operational.

 January 10, 1995, Registrant entered into a letter
agreement with Ralph Financial Corporation ("RFC"), pursuant to which Registrant acquired the rights to 400,000 hectares of timber producing properties in Brazil in exchange for 12,000,000 newly issued shares of Series C Preferred Stock with a stated value of $1.00 per share. Registrant determined that the
representations made by RFC were not accurate.   Registrant
rescinded the transaction as of December 15, 1995 (See Item 13.b., Reports on Form 8-K). The shares issued by Registrant for this transaction have been cancelled, however, legal action may be required to recover them.

On March 30, 1995, Registrant entered into a Timber
Concession Purchase Agreement with Mandarin Overseas Investment Co., Ltd. ("Mandarin") for the acquisition of a twenty three and one half percent (23.5%) interest in a mahogany rich concession in Peru. The Registrant had certain disputes with Mandarin. In the resolution of those disputes, the Registrant acquired an additional sixty percent (60%) interest, bringing the

Registrant's total interest to 83.5%. The concession encompasses 30,000 hectares and has approximately 400 million board feet of marketable hardwood in reserve. The concession is for ten (10) years with a renewable option for an additional ten (10) years, and a further option to turn the concession into fee ownership for a minimal cost. The extraction rights are approximately 270,000 cubic meters annually.

The purchase price of this acquisition is one million five hundred thousand dollars ($1,500,000), payable as follows: the Registrant will issue common stock in 1996 when approved by its Board of Directors.

BUSINESS

Registrant specializes in the harvesting and exportation of timber products from Central and South America to buyers throughout the world. Registrant owns approximately 478,000 acres of prime timber property in the State of Amazonas, Brazil. This property has abundant species of commercial value, including Spanish Cedar, Banak and Marupa. Harvest is seasonal. Raw materials are transported by river to the Company's mill, the Froeste Wood Saw Mill, located at Rua de Maio, Benjamin Constat, Amazonas, Brazil. At the end of the March 31, 1996 fiscal year, an inventory of approximately 6,666,000 board feet of cedar, marupa and banak in various sizes of rough cut lumber were awaiting customer orders. Lumber is sold to established customers who are members of the National Hardwood Lumber Association (NHLA). The NHLA sales code applies to established uniform practices in the conduct and regulation governing elements of all transactions.

In May 1995, Registrant acquired an interest in approximately 30,000 hectares of prime timber producing property in Peru. This land is rich in mahogany, and will begin supplying revenues in late 1997.

In its first full year of harvesting operation, which should commence in late 1996, Madera plans to harvest 1,000 hectares of forest which will produce 35 cubic meters of wood in the round per hectare, or 35,000 cubic meters of wood in the round. This converts into nearly 15 million board feet of timber. This program will increase in subsequent years. The timber will be sold throughout the world to wholesalers and end users. The selective felling of timber will be supported by a reforestation program, which includes surveys and forest inventories, and promotes preservation and conservation of those areas affected by the harvesting program.

In order to realize the maximum return of its timber properties, Registrant will be required to make a substantial investment in its timber operation. Registrant will be dealing with contract labor in the countries in which it has properties, therefore, will have little responsibility for labor.

Registrant's management intends to balance the pursuit of
profits with the needs of the fragile environment.   Registrant
is committed to an extensive reforestation program, planting more new trees than harvested. This will ensure that every acre is fully restocked to guarantee a continual supply of trees for the future, while maintaining the precious wildlife, water resources and ecosystem of the forest.

Based on recent prices of comparable lumber as that found on Registrant's property, initial price indicators conservatively estimated sales prices of $1.00. per board foot. It should be noted that this is an average price considering the mix of hardwoods being marketed by Registrant. These estimates would generate sales of $10 Million U.S. in Registrant's first full year of operation, building to $40 Million U.S. annually in four years.

Employees

The Registrant has no employees; all services are performed
by outside contractors or officers/directors (see "ITEM 11.
EXECUTIVE COMPENSATION").   Most of the efforts of the Registrant
will be performed by contract labor in the particular country wherein the timber operations occur. It is anticipated that several hundred laborers will be employed in each of the countries in which the Registrant is actively harvesting and distributing timber and related products.

ITEM  2.  DESCRIPTION OF PROPERTY

Registrant leases it's office space (approximately 990
square feet) on a month to month basis at the rate of $1,386.00 per month. Subsequent to year end, offices of Registrant will move to Miami, Florida, with new space commitment.


ITEM  3.  LEGAL PROCEEDINGS

On January 11, 1995,  the Company was named as a defendant
in a case entitled Harris Forest Products, Inc., an Oregon Corporation vs. Madera International, Inc., a Nevada Corporation, filed January 11, 1995 in the Circuit Court for the State of
Oregon, County of Clackamas, Case No. 95-01-165.    Plaintiff
alleged breach of contract, alleging that it entered into an agreement on August 4, 1994 with the defendant for the purchase and sale of railroad ties, that defendant failed to ship the order, and that plaintiff suffered damages for lost profits in the amount of $10,990,000.00. The plaintiff further alleged breach of contract arising from an alleged agreement between the plaintiff and defendant for the purchase and sale of one million board feet of kiln dried Caribbean Pine, claiming damages in the amount of $4,100,760.00. Plaintiff's third claim was based on an alleged account that was stated between plaintiff and defendant in the amount of $3,520.25 for sums allegedly advanced by
plaintiff to defendant.    On March 6, 1995 a default judgment
was taken in the amount of $15,940.483.25. The defendant filed a Motion for Relief from Judgment on April 11, 1995. An Order Granting Defendant's Motion for Relief from Judgment was entered on May 15, 1995. Management denies all essential allegations of this case. On March 1, 1996, a pretrial settlement conference was held at which the parties agreed to a Stipulated Judgement
With Covenant Not to Record or Execute (See Exhibit No. 2.1).   A
settlement in the amount of $50,000.00 was agreed upon, with payment of $25,000.00 to be made by the Company on or before July 1, 1996, and a second payment of $25,000.00 to be made on or before January 1, 1997. In the event of default, Plaintiff shall be entitled to collect the full judgement of $100,000.00 plus statutory interest at the rate of 9% per annum.

 Wrights Executives, Inc., dba, Beacon Hill Resources vs.
Madera International, Inc., a Nevada Corporation, filed on February 7, 1995, in the District Court of the State of Nevada, County of Cark, Case No. A 342542 is a matter whereby the plaintiff alleged that it was owed $125,736.03 resulting from an agreement entered into by plaintiff and Forest and Environmental Resources of the Amazon, Inc. ("FEROA"), pursuant to which the plaintiff agreed to loan FEROA $70,137.00, with interest to accrue at the rate of one and one-half percent (1 1/2%) per month. In furtherance of the agreement, FEROA executed a promissory note in the amount of $88,000.00 on July 2, 1988 in
favor of plaintiff.    Plaintiff alleged that FEROA transferred
all of its assets consisting of timber properties and concessions to defendant, and that stock paid by the defendant in consideration of the transfer was not transferred to FEROA, but to Ramiro Fernandez-Moris, the chairman of FEROA, resulting in FEROA becoming insolvent, and unable to pay its obligation to the plaintiff. A Motion for Summary Judgment against the Company was substantiated on November 27, 1995, and the Company ordered to pay the sum of $158,834.00 to the Plaintiff. Registrant has settled this matter on behalf of Registrant, Ramiro Fernandez-Moris and FEROA. The settlement is for $171,500.00, payable at a minimum of $5,000.00 per month, commencing May 1996, and continuing until the debt is paid off. Plaintiff has the option to convert into common stock at a 25% discount from the bid price as long as the bid price is $0.50 per share or higher. This option applies only after the stock reaches a bid price of $0.50, and may be exercised in any portion of the total value.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the year ended March 31, 1996.



	PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

1.   MARKET INFORMATION

The Company's Common Stock has been trading in the over-the-counter market since May 13, 1994. There is no established public trading market for the Company's Class A warrants issued
under the Plan.   Bid and ask prices for the Common Stock are
carried electronically on the National Daily Quotation Service's Bulletin Board under the symbol "WOOD" and are published in by the National Quotation Bureau, Incorporated in the "pink sheets." The range of high and low bids for the Company's Common Stock from the periods indicated are as set forth in the following table:

   Fiscal Year Ended March 31, 1996

                  Common           Common            Class
Quarter Range   Stock-Bid        Stock-Asked       A Warrants
- ------- -----   ---------        -----------       ----------

  1     High       0.06             0.16               (1)
        Low        0.06             0.12               (1)
  2     High       0.15             0.30               (1)
        Low        0.08             0.12               (1)
  3     High       0.08             0.12               (1)
        Low        0.07             0.10               (1)
  4     High       0.08             0.10               (1)
        Low        0.06             0.08               (1)

__________________
(1)  Not quoted.

Source: Report dated 5/31/96 Real Time Quotes, from the National
Quotation Bureau, Incorporated, Cedar Grove, New Jersey

(The foregoing information is believed to be accurate, but is not guaranteed.) The quotations listed above represent prices between dealers and do not include retail mark-up, mark-down or commission and there can be no assurance that they represent actual transactions.

Market Makers:

1.	Fahnstock & Co.
2.	First London Securities Corporation.
3.	La Jolla Capital Corporation
4.	M. H. Meyerson & Co.
5.	Naib Trading Corporation
6,	Paragon Securities
7.	Wien Securities


There is presently no trading market of any kind for the Company's Class A warrants.

As of May 29, 1996, 641,000 shares of the Registrant's common Stock were eligible for sale under Rule 144, subject to certain limitations included in such Rule. In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a two year holding period, under certain circumstances, may sell within any three month period a number of shares which does not exceed the greater of 1% of the Registrant's then outstanding Common Stock or the average weekly trading volume of such Common Stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a three-year holding period and who is not, and has not been for the preceding three months, an "affiliate" of the Registrant.

Other than the Class A and B warrants issued in connection with the Plan, there are not presently outstanding any options, warrants or other rights to purchase, or any securities convertible into or exchangeable for, shares of the Common Stock of the Company. Registrant has one (1) class of Preferred Stock outstanding which is convertible into common stock (see "ITEM 1. DESCRIPTION OF BUSINESS - 1. SUMMARY").

The Class A warrant entitles the holder to purchase one (1) share of the Registrant's common stock at a price of $3.50 per share if exercised prior to February 1, 1997. Upon exercise of the Class A warrant, the holder shall receive one (1) Class B warrant for the purchase of one (1) share of Registrant's common stock at an exercise price of $5.00 per share. The Class B warrant will be exercisable until February 1, 1997, unless extended by the Registrant's board of directors.

Each Class A and Class B warrant is redeemable by the Registrant for $0.01 per warrant, at any time after January 21, 1994, upon 30 days prior written notice to the holder thereof. Upon written notice to the appropriate parties and/or regulatory agencies, the Registrant shall have the right to reduce the exercise price and/or extend the term of the Class A and Class B warrants.

The Registrant has not granted any rights, or otherwise agreed, to register any shares of the Common Stock of the Registrant under the Securities Act of 1933 for any security holder.

II     HOLDERS

 As of June 3, 1996, there were approximately 2,051 record
holders of the Registrant's Common Stock.   See "Description of
Securities."  This includes 551 direct holders and approximately
1,500 street holders.

III    DIVIDENDS

A. Since inception, the Registrant has not paid any dividends on its capital stock.

B. The Registrant does not foresee that it will have the ability to pay any dividends on its capital stock during the fiscal year ending March 31, 1997, nor does management have any present intention to pay any dividends in the foreseeable future.
 At the present time, the Registrant's anticipated working capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the future expansion and development of its business. See "Description of Securities."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

1.   PLAN OF OPERATION

The Registrant has set up a network of brokers that are beginning to supply potential customers for the products to be shipped. Upon receipt of approval of product available for shipment, Registrant's staff will inform the brokers of the product's availability. At that time, the brokers will inform customers and the flow of product will begin. It should be noted that all customers that require financing for shipments will be required to be approved by financiers before any shipment is arranged.

  Regular shipments of product have commenced in 1996 to customers in Italy.

II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Registrant continues to accumulate inventory in Brazil.
All administrative expenses are being held to a minimum and will continue in that manner. Based upon the inquiries that have been generated by the sales force, it appears that the projections included in the Plan or Reorganization can still be achieved. The shipments, however, are dependent upon financing which the Registrant expects to acieve in the third quarter of 1996.

The producing properties now held by the Registrant encompass approximately 600,000 acres.
The Registrant's working capital resources during the years ended March 31, 1995 and March 31, 1996 have been provided primarily from two sources: (1) the efforts of the Management of the Registrant in bringing capital to the Registrant through the use of Private Placements, as well as direct loans arranged by Management, and (2) direct loans from it's investment bankers.
The commitments from these sources have led the Company to a working capital balance at March 31, 1996 of $(588,627) versus a working capital balance of $187,573 at the 1995 fiscal year end. The ngative working capital as of March 31, 1996 arises from the inclusion of two items in the Current Liability Section of the Registrant's Balance Sheet (See Financial Statements, Page F-4 and Page F-5). These items; Stock to be Issued and Loans from Insiders, will be converted into equity in the coming fiscal year, thus improving the working capital for fiscal 1997.

Registrant is in the process of actively marketing its product. Whereas it was originally thought that minimal marketing effort would be required due to the world wide shortage of timber products, Registrant has learned that marketing and sales efforts are required. These efforts both increase the cost of the product and increase the need for capital and financing. These increased needs add additional risk to the success of Registrant in establishing itself in this industry. Therefore, Registrant will actively pursue strategic alliances with industry participants that may eliminate or reduce this risk factor. Registrant cannot assure its shareholders that it will be successful in this quest.

ITEM 7.  FINANCIAL STATEMENTS

See Pages F-1 through F-15 attached hereto for copies of the audited annual financial statements of the Company.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

	PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; Compliance With Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Name                          Age    Position

Ramiro Fernandez-Moris        67     President, Chief Executive
                                     Officer, Director, and
                                     Chairman of the Board

Daniel Lezak                  62     Director(1)

Ray Fernandez                 41     Executive Vice President
                                       - Sales

Regina Fernandez              36     Secretary

Roman Fernandez-Moris         39     Vice President and Director

(1) Daniel Lezak resigned as Director on May 1, 1996.

Mr. Ramiro Fernandez-Moris produced lumber from family owned timberlands in Cuba until he was forced into exile by Castro's regime. In 1962, he founded Karobi Lumber Company in Florida, trading significant amounts of Banak and Mahogany logs from Colombia, Equador, and Brazil. In 1968, he organized Tropical Lumber Company to expand production to Brazil, Peru, and Bolivia.
 During the 1962-1968, 1978-1985, and 1987-1989 periods, Mr.
Fernandez-Moris was a supplier for Georgia Pacific at various locations. Mr. Fernandez-Moris was Chairman of the Board and Treasurer of Forest & Environmental Resources of the Amazon, Inc.

Mr. Lezak is a certified public accountant and business management consultant with over 30 years experience in management, finance and securities transactions. Since 1965, Mr. Lezak has been rehabilitating financially distressed companies, both public and private. This rehabilitation has been accomplished through various means, some of which are acquisition, reorganization and sale. He specializes in Chapter II bankruptcies and has been instrumental in the revitalization of over 50 companies through these proceedings. Prior to establishing his own business, Mr. Lezak was a corporate trouble shooter and executive for Remanco, Inc., Hughes Aircraft, Winsco Instruments and Controls, which merged into Genisco Technology Corp., and John Retiz and Company. Mr. Lezak currently is an Officer and/or Director of General Residential Corporation and Turbo, Inc., both of which are public companies. On May 1, 1996, Mr. Lezak resigned as Chairman and Director, and assumed the role of Chairman of the Advisory Board.


Mrs. Regina Fernandez, born in Havana, Cuba, and a resident
of Miami since 1960, attended Miami-Dade Community College. In 1980, she joined the staff of 1st Nationwide Saving and in 1982 was promoted to Operations Manager, responsible for the supervision of 23 employees. She was the only 1st Nationwide Savings employee in Florida to be honored in 1983 and 1984 for outstanding job achievements. In 1985, Mrs. Fernandez was employed by Karobi Lumber, where she specialized in organization, administration, distributions, and financing, and was assigned to
South American operations in Brazil, Peru and Bolivia.   In 1992,

Mrs. Fernandez joined World Trade Services, heading lumber operations, contracting lumber sales and procurement from South America as well as domestic suppliers. In 1994, she was employed as a Commercial Expert for Bureau Veritas, N.A., working closely with the international trading industry. On March 2, 1996, Mrs. Fernandez joined Madera as Secretary.

Mr. Ramiro (Ray) Fernandez-Moris, Jr. attended the National Hardwood Lumber Association Inspection Training School in 1976, specializing in the study of quality control and the technical aspects of the lumber business. He has been involved in lumber sales, trading, and marketing for many years.

Mr. Roman Fernandez-Moris attended the National Hardwood
Lumber Association inspection training school in 1976. He was a supervisor for Pat Brown Lumber Co., in Roxboro, North Carolina from 1977 to 1979. From 1979 to 1984, Mr. Fernandez-Moris was an exclusive contractor for Kimball International, specializing in the procurement of tropical species. From 1984 until 1986, he was associated with Georgia Pacific in Savannah, Georgia. Mr. Fernandez-Moris was Director of Field Operations in Peru for Comercial Maderara during 1987-1992, and served as President and Director of Forest & Environmental Resources of the Amazon, Inc. from May 1993 until August 1994.

ITEM 10.  EXECUTIVE COMPENSATION

No executive officer of the Company earned in excess of $120,000 during the fiscal year ended March 31, 1996. All executive officers as a group (5 persons) received cash compensation of approximately $64,214 during the fiscal year ended March 31, 1996. The salaries of officers will be set by the board of directors of the Registrant. No officer will receive more than $120,000 in annual compensation until the volume of Registrant's sales exceeds $5,000,000, or the Registrant's profits exceed $250,000 for two successive quarters, whichever first occurs.

Except for the Stock Option Plan described below, the Company does not have any formal bonus plans, stock option plans or any other similar compensation plans for its executive officers.

Directors of the Company do not receive any compensation for attendance at meetings of the Board of Directors.


In June 1994, the Company adopted a stock option plan (the
"Plan") to attract and retain qualified persons for positions of substantial responsibility as officer, directors, consultants, legal counsel, and other positions of significance to the Company. The adoption of the Plan was ratified by the Company's shareholders August 1994, at the Company's next Annual Meeting of Shareholders. The Plan provides for the issuance of both Incentive Stock Options and Non-Qualified Stock Options. The Plan, which is administered by the Board of Directors, provides for the issuance of a maximum of two million (2,000,000) options to purchase shares of common stock at the market price on the date of grant. Such options are exercisable over a 10 year period from the date of grant. Each option lapses, if not previously exercised, on the 10th anniversary of the date of grant or 90 days after the optionee has terminated his continuous activity with the

Company, except that if his continuous activity with the Company terminates by reason of his death, such option of the deceased optionee may be exercised within one year after the death of such optionee, but in no event later than five years after the date of grant. Options granted Linder the Plan to Company employees may not be sold, pledged, assigned or transferred in any manner otherwise than by will or the laws of descent or distribution. Options granted under the Plan to persons who are not Company employees may be sold, pledged, assigned, or transferred to other persons who, at the time of such sale, pledge, assignment or transfer, qualify as optionees under the Plan.

Compliance with Section 16(a) of Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Registrant. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Registrant and Exchange with copies of all Section 16(a) forms they file. All of these filing requirements were satisfied.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                  MANAGEMENT

The following table sets forth certain information as of June
3, 1996 with respect to the beneficial ownership of the Registrant's Common Stock, par value $.0l per share, by holders of more than 5% of the Registrant's Common stock, by each director and executive officer of the Registrant, and by all directors and officers of the Registrant as a group. This calculation is based only upon the shares issued and does not give effect to Class A Warrants since there is not expressed intent to convert the warrants into common stock.

                                   Number of Shares       Percent
Name of Beneficial Owner	   Beneficially Owned(l)  of Class(2)(5)

Common Stock

     Daniel Lezak                       1,870,416 (3)(4)       4%
     Ramiro Fernandez-Moris            20,700,000 (3)(4)      42%
     Regina Fernandez-Moris               125,000             (5)
     Roman Fernandez-Moris                202,000             (5)
     Ramiro (Ray) Fernandez-Moris, Jr.    202,000             (5)


All directors and officers as a group (5 individuals)


     Common Stock                      23,099,416             47%

(1) Unless otherwise indicated, all shares are beneficially owned and the sole voting and investment power is held by the person named in the table above. The address for each beneficial holder is c/o the Company,

(2)  Based upon 49,661,919 shares of Common Stock outstanding.
     See "Description of Securities.

(3) 1,803,749 of these shares are owned by entities in which Mr. Lezak is General Manager. Mr. Lezak disclaims any beneficial ownership in such shares.

(4)  Includes 82,917 shares which are owned by the Lezak Family Trust.

(5)  Less than One Percent (1%).

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Upon confirmation of the Plan, the Registrant began to engage in the business of harvesting and exporting timber from Nicaraguan timberland. This timberland was previously owned by and was purchased from Madera H.P.Z. and Importaciones y Exportaciones, S.A. (the "Nicaraguan Corporations") in accordance with an order entered by the U.S. Bankruptcy Court on January 13, 1994. The Nicaraguan Corporations owned the equivalent of fee simple title to approximately 4,000 square kilometers of land, which included the right to harvest and export the timber growing thereon. As consideration for this purchase, the Registrant issued a promissory note in the amount of $5,000,000 secured by the land purchased. The Secured Timber Note was convertible at the option of the Nicaraguan Corporations into 49% of the outstanding common stock and Class A warrant) of the Registrant to be issued under the Plan, and was converted effective January 20, 1994.

The aforementioned transactions entered into with Noel Zepeda Mejia and the Nicaraguan Corporations were written off during the current fiscal year as a direct result of adverse action taken by the government of Nicaragua. This action was the withdrawal of all extraction rights for the property. Management was able to recover 1,666,667 of the original 3,400,000 (post split) shares of stock issued for this transaction, and the stock was cancelled (see Note D. of Footnotes to Financial Statements).

In February 1994, the Registrant entered into a ten year joint venture with Inselinca, a large timber concessionaire in Venezuela (see Summary). This venture was rescinded after learning that the access to timber in the concessions owned by Inselinca was not as it had been represented. The stock issued for that transaction has been cancelled.

The Registrant's investmant banking relationship with First
Capital Network was terminated during the fiscal year ended March
31, 1995, and there are no further ties between the Registrant and that company. All debts of Registrant to First Capital Network were paid.


ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

a.	The following documents are filed as part of this report:

                                                            Page
                                                            Number
(1)	Financial Statements -

      Report of Independent Accountants                      F-3

      Balance Sheet at March 31, 1996 and 1995               F-4


      Statement of Operations for the Years Ended            F-6
      March 31, 1996 and 1995

      Statement of Changes in Stockholders' Equity           F-7
      for the Years Ended March 31, 1996, 1995 and 1994

      Statement of Cash Flows for the Years Ended            F-8
      March 31, 1996 and 1995

      Notes to Financial Statements                          F-9

(2)	Exhibits to this report are as follows:

Ex. No.     Description of Document
- -------     -----------------------

2.1 Stipulated Judgment With Covenant Not To Record Or Execute, with respect to Item 3. Legal Proceedings.

b.          Reports on Form 8-K - fourth quarter ended March 31, 1996

1. Form 8-K, dated December 15, 1995 with respect to Item 2., Acquisition or Disposition of Assets.

                         SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of
1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

              MADERA  INTERNATIONAL, INC.

              Dated:  June 21, 1996

              By: /s/ Ramiro Fernandez-Moris
                  Ramiro Fernandez-Moris, Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                Title                     Date

/s/ Ramiro Fernandez-Moris   President,                June 21, 1996
Ramiro Fernandez-Moris       Chief Executive Officer
                             (Principal Executive Officer,
                             and Principal Financial
                             Officer) Director, and Chairman
                             of the Board


/s/ Daniel Lezak             Director                  June 21, 1996
Daniel Lezak



/s/ Roman Fernandez-Moris    Vice President            June 21, 1996
Roman Fernandez-Moris        and Director

                             MADERA INTERNATIONAL, INC.

       	                        FINANCIAL STATEMENTS

                               MARCH 31, 1996 AND 1995

                            MADERA INTERNATIONAL, INC.
                               FINANCIAL STATEMENTS
                                 TABLE OF CONTENTS




                                                             Page
Independent Auditor's Report................................ F-3

Balance Sheet............................................... F-4

Statement of Operations..................................... F-6

Statement of Changes in Stockholders' Equity................ F-7

Statement of Cash Flows..................................... F-8

Notes to Financial Statements............................... F-10

                        INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
and Stockholders of Madera International, Inc.:

We have audited the balance sheet of Madera International, Inc. as of March 31, 1996 and 1995, and the related statement of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madera International, Inc. as of March 31, 1996 and 1995, and the results of it's operations and cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Harlan & Boettger


June 11, 1996

                          MADERA INTERNATIONAL, INC.
                                BALANCE SHEET



                                             March 31,
                                    -------------------------
                                        1996          1995
                                    -----------   -----------
ASSETS:

CURRENT ASSETS
  Cash                		            $    82,607   $    19,333

  Accounts receivables (Note B)	        189,000         4,000

  Inventory (Note C)	                   490,000       630,000
                                    -----------   -----------
TOTAL CURRENT ASSETS	                   761,607       653,333
                                    -----------   -----------
OTHER ASSETS
  Investment in timber producing
     property (Note D) 	             30,100,000    42,700,000

  Other investment (Note E)	          1,500,000        	    -

  Deposits			                             1,535        	    -
                                    -----------   -----------
TOTAL OTHER ASSETS 	                 31,601,535    42,700,000
                                    -----------   -----------
  		 		                             $32,363,142   $43,353,333
                                    ===========   ===========

	                     MADERA INTERNATIONAL, INC.
 	                            BALANCE SHEET
	                             (Continued)


                                              March 31,
                                   ----------------------------
                                      1996              1995
                                   ----------       ----------
LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES

  Accounts payable	                $   420,734      $   225,213

  Accrued expenses	                     58,354           26,886

  Common stock payable (Note E)	       423,750                -

  Income taxes payable	                  1,600              800

  Related party debt - current
     portion (Note F)                  445,796 	        229,661
                                   -----------      -----------
TOTAL CURRENT LIABILITIES            1,350,234 	        482,560

Related party debt, less
   current portion (Note F)	                 -                -
                                   -----------      -----------
TOTAL LIABILITIES	                   1,350,234 	        482,560
                                   -----------      -----------
STOCKHOLDERS' EQUITY
  Common stock, $0.01 par value,
    250,000,000 shares authorized,
    41,964,132 and 12,075,632 shares
    issued and outstanding at March
    31, 1996, and 1995                 419,640          120,755
  Additional paid-in capital        33,967,741       44,216,396
  Preferred stock, $0.01 par value,
    100,000,000 shares authorized,
    500,000 and 22,500,000 shares
    issued and outstanding at
    March 31, 1996 and 1995              5,000          225,000
  Retained deficit	                 (3,379,473)      (1,691,378)
                                   -----------       ----------
TOTAL STOCKHOLDERS' EQUITY	         31,012,908 	     42,870,773
                                   -----------       ----------
                                   $32,363,142      $43,353,333
                                   ===========      ===========

                               MADERA INTERNATIONAL, INC
                                STATEMENT OF OPERATIONS


                                           For the Year Ended March 31,
                                        -------------------------------
                                           1996                 1995
                                        -----------          ----------
REVENUES
   Timber sales	       	                $   189,000          $  213,623

COST OF SALES                               171,532             193,468
                                        ----------           ----------
Gross proit                                  17,468              20,155

OPERATING EXPENSES
  Legal and professional fees               764,865             446,507
  Field operations and travel                11,217             642,087
  Administrative and other costs            116,515             218,124
  Bad debt                                   46,000                   -
  Legal settlements (Note I)                258,834                   -
                                        -----------          ----------
TOTAL OPERATING EXPENSES                  1,197,431           1,306,718
                                        -----------          ----------
(Loss) from operations                   (1,179,963)         (1,286,563)

OTHER INCOME (EXPENSES)
  Miscellaneous income                        6,166                 228
  Interest expense                          (40,998)            (16,790)
  Loss from disposition of
     assets (Note D)                       (472,500)           (350,630)
                                        -----------          -----------
TOTAL OTHER INCOME (EXPENSES)              (507,332)           (367,192)
                                        -----------          -----------
LOSS BEFORE TAXES                        (1,687,295)         (1,653,755)

TAXES (Note G)                                  800                  800
                                        -----------          -----------
NET LOSS                                $(1,688,095)         $(1,654,555)
                                        ===========          ===========
NET LOSS PER COMMON SHARE                     $(.06)               $(.19)
                                        ===========          ===========
AVERAGE COMMON SHARES OUTSTANDING	       27,514,882 	          8,898,721
                                        ===========          ===========

                                                                     F-6

                           MADERA INTERNATIONAL, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                    Common Stock        Preferred Stock      Additional
                              ----------------------  --------------------    Paid in      Retained
                                Shares      Amount       Shares     Amount     Capital      Deficit        Total
                              ---------  -----------  -----------  --------  ----------- ------------   -----------
BALANCE, March 31, 1994        6,686,665  $   66,866            -  $      -  $12,903,134  $   (36,823)  $12,933,177

Issuance of preferred stock
  for asset acquisitions                               22,500,000   225,000   42,505,000		 42,730,000

Issuance common stock for
  asset acquisition            2,000,000      20,000            -         -      580,000            -       600,000

Cancelled common stock as
  result of write-off of
  investment                  (1,666,667)    (16,667)           -         -  (12,953,333)           -   (12,970,000)

Issuance common stock to
  settle claims                  847,416       8,474            -         -       (8,474)	    - 	          -

Issuance common stock for
  relief of debt                 600,000       6,000            -         -      594,000            -       600,000

Issuance common stock          1,281,534      12,815            -         -      388,618 	    - 	    401,433

Issuance common stock for
  services rendered            2,326,684      23,267            -         -      207,451            -       230,718

Net loss for the year                  -           -            -         -            -   (1,654,555)   (1,654,555)
                              ----------  ----------  -----------  --------  -----------  -----------   -----------
BALANCE, March 31, 1995       12,075,632  $  120,755   22,500,000  $225,000  $44,216,396  $(1,691,378)  $42,870,773

Issuance of stock              2,350,000      23,500            -         -      118,500            -       142,000

Conversion of preferred
  stock for common stock      13,500,000     135,000  (10,000,000) (100,000)     (35,000)           -             -

Issuance of stock for
  services                     9,393,500      93,935            -         -      657,545            -       751,480

Issuance of stock for
  investment                   5,070,000      50,700            -         -    1,013,550            -     1,064,250

Return of stock issuances for
  recision of contracts
  for assets                    (425,000)     (4,250) (12,000,000) (120,000) (12,003,250)           -   (12,127,500)

Net loss                               -           -            -         -            -   (1,688,095)   (1,688,095)
                              ----------  ----------  -----------  --------  -----------  -----------   -----------
BALANCE, March 31, 1996       41,964,132  $  419,640  $   500,000  $  5,000  $33,967,741  $(3,379,473)  $31,012,908
                              ==========  ==========  ===========  ========  ===========  ============  ===========

                                                                     F-7

                             MADERA INTERNATIONAL, INC.
                               STATEMENT OF CASH FLOWS

                                            For the Year Ended March 31,
                                       -------------------------------------
                                            1996                    1995
                                       ------------            -------------
CASH FLOWS IN OPERATING ACTIVITIES
  Net loss                             $ (1,688,095)           $ (1,654,555)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
       Common stock issued for services
       rendered                             811,400                 230,718
       Loss from investments                472,500                 350,630
   Changes in operating assets and
     liabilities:
       Other assets                          (1,535)                      -
       Accounts receivable                 (185,000)                 30,271
       Accounts payable                     195,521                 178,218
       Other current liabilities            142,348                  13,876
                                       ------------            ------------
NET CASH (USED IN) OPERATING
  ACTIVITIES                               (252,861)               (850,842)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from related party debt     	    216,135                 464,434
  Net proceeds from sale of stock           100,000                 401,433
                                       ------------            ------------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                316,135                 865,867
                                       ------------            ------------
INCREASE IN CASH                             63,274                  15,025

CASH, AT BEGINNING OF YEAR                   19,333                   4,308
                                       ------------            ------------
CASH, AT END OF YEAR                   $     82,607            $     19,333
                                       ============            ============

	              MADERA INTERNATIONAL, INC.
	           NOTES TO FINANCIAL STATEMENTS
	               MARCH 31, 1996 AND 1995





A.  Summary of Significant Accounting Policies:

Nature of Operations

Madera International, Inc., (formerly Weaver Arms Corporation) emerged from Chapter 11 Bankruptcy proceedings on January 21, 1994.

The Company engages in the business of harvesting and exporting timber from certain Central and South American timberland.

Basis of Accounting

The Company's policy is to use the accrual method of accounting and to prepare and present financial statements which conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Net Loss Per Share

The net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period. The effect of convertible securities are excluded from the computation because the effect on the net loss per common share would be anti-dilutive.

Income Taxes

Income taxes, are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

                          MADERA INTERNATIONAL, INC.

                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)



A.  Summary of Significant Accounting Policies (continued):

Revenue and Cost Recognition

Revenues are recognized in the period in which they are considered earned. General and administrative costs are charged to expense when incurred.

Inventories

Inventory is recorded at the lower of cost or market. Cost is determined by the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.

Nonmonetary Transactions

The Company records nonmonetary transactions in accordance with APB-29 "Accounting for Nonmonetary Transactions." The transfer or distribution of a nonmonetary asset or liability is based on the fair value of the asset or liability that is received or surrendered, whichever is more clearly evident.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.
                                                                     F-10

                          MADERA INTERNATIONAL, INC.

                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)


B.  Accounts Receivable:

Accounts receivable represent amounts due for sales of timber. Management has determined that the entire amount as of March 31, 1996 is fully collectible.

C.  Inventory:

Inventory as of March 31, 1996 and 1995 consists of varying sizes of rough cut banac and cedar lumber awaiting customers orders. The valuation of the inventory was made by an independent third party who determined the quantity and value of the existing inventory.

D.  Investment in Timber Producing Property:

In January 1995 the Company entered into an agreement with Ralph Financial Corporation (RFC) to purchase the rights to 400,000 Hectares of timber producing property in Brazil. In consideration for the asset acquired the Company issued 12,000,000 shares of its Series C Preferred stock. The preferred stock is convertible into common stock with the conversion factor being one share of common for each 2.4 shares of preferred.

The value of the assets acquired was based upon an appraisal by an independent third party. The value of these assets was determined to be $ 12,000,000. In addition the Company issued 2,000,000 shares of its common stock, valued at $ 600,000, as a finders fee associated with the acquisition of the assets.

During November 1995 it came to the attention of management there may be a problem with ownership of the property that was to be transferred to the Company. Recognizing this the Company placed RFC on notice to perform the transfer of assets by December 15, 1995. As a result of the Company not receiving transfer of the assets the Board of Directors of the Company approved a rescission of the transaction on December 17, 1995 and all parties were placed on notice of the rescission. As part of the rescission the Company is pursuing legal action to recover all 12,000,000 shares of the Company's Series C Preferred Stock and 425,000 shares of the Company's common stock that were issued as part of the original transaction. Subsequent to year end the Company has recovered some of the stock and is still pursuing legal action to recover the remaining stock. As a result of this rescission the Company has written off the full value of the asset during the year ended March 31, 1996.

                          MADERA INTERNATIONAL, INC.

                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)

D.  Investment in Timber Producing Property (continued):

In July 1994 the Company entered into an agreement with Ramiro Fernandez-Moris and his family to acquire a series of assets held by them in a family owned corporation. These assets consist of 478,000 acres of timber producing property in Brazil that are owned in fee in Brazil, as well as substantial acreage in Bolivia and Peru that are long term concessions. In exchange for these assets the Company issued 10,000,000 shares of its Series B Preferred stock. The preferred stock issued is convertible into a maximum of 15,000,000 shares of the Company's common stock to be adjusted by any stock splits and subject to the production of earnings of $2,000,000 annually from the assets acquired. During the year ended March 31, 1996 the preferred stock was converted to 13,500,000 shares of the Company's common stock.

In addition to the timberland acquired the Company also acquired as part of the agreement a working sawmill located in Brazil that is in operation and an existing inventory of banac and cedar with a value of $ 630,000. The value of the assets acquired was based upon an appraisal by an independent third party. The original value of these assets was determined to be $ 30,200,000. In addition the Company issued 500,000 shares of its Series Class B preferred stock, valued at $ 500,000, as a finders fee associated with the acquisition of the assets.

In 1994 pursuant to the approval of the bankruptcy plan of reorganization, the Company entered into an agreement with Importaciones Y Exportaciones, Sociedad Anomia ("IMEXSA") a Nicaragua corporation to acquire approximately 400,000 Hectares (a Hectare equals 2.47 Acres) of virgin timber property located in Nicaragua.

The Company originally issued a convertible note to IMEXSA for the acquisition of the 400,000 Hectares in the amount of $ 5,000,000. This was based upon the estimated value of the land acquired at the time of the agreement. IMEXSA subsequently exercised the conversion option and was issued 3,400,000 (post split) shares of the Company's common stock in exchange for the original note.

Subsequent to the original agreement, the land acquired was determined to have a much greater value than the original estimate. The estimated value was based upon a study made of the property by an authority in Nicaragua. Based upon information received from the study performed, the trading value of the Company's common stock, which began May 12, 1994, and with consideration given to the vast amount of timber located on the property, management made the decision to value the property at a midway between the original $ 5,000,000 agreed upon purchase price and the $ 20,400,000 value of the Company's common stock issued for the acquisition of the property. Management believes the value of $12,000,000 for the property was fairly stated based upon the fair value of common stock issued.

                          MADERA INTERNATIONAL, INC.

                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)

D.  Investment in Timber Producing Property (continued):

In addition to the 3,400,000 (post split) shares of Company's common stock issued for the acquisition of the property, the Company also issued 323,333 (post split) shares of the Company's common stock to three entities as fees associated with the acquisition of the property. The value of these shares was determined to be $1.00 per share. As a result, the Company's investment in the land acquired is $12,970,000.

During the fiscal year ending March 31, 1995 the Nicaragua government chose to withdraw the extraction rights for all of the 400,000 Hectares the Company owns. As a result of this governmental action the value of the property owned by the Company has been significantly reduced. Due to the uncertainties with the Nicaraguan government the determination of the remaining value of the property is uncertain. Management has made the decision to write off the full value of the Nicaraguan asset during its fiscal year ending March 31, 1995. As part of this write off 1,666,667 of the original 3,400,000 (post split) shares issued have been recovered and cancelled.

E.  Other Investment:

In April 1995 the Company entered into an agreement with Mandarin Overseas Investment Co., Ltd., (Mandarin) a company incorporated under the laws of the Turks and Caicos islands to acquire 87% of the outstanding shares of Asseradora Italya (Italya), a subsidiary of Mandarin. Mandarin is the owner of timber concessions in Peru consisting of 30,000 hectacres of timber producing properties.

Pursuant to the purchase agreement the Company and Mandarin agreed the purchase price shall be $1,500,000. During the year ended March 31, 1996 the Company has issued 5,070,000 shares of its common stock with a value of $1,064,250 as part of this transaction. In addition the Company is negotiating with Mandarin the additional number of common shares with a value of $423,750 to be issued as final payment of this transaction. The $423,750 is reflected in the financial statements of the Company as a liability.

F.  Related Party Debt:

Notes summarized as follows:

                                                 1996       1995
                                              ---------   ---------
Notes payable to Mr. Daniel Lezak,
former President of the Company and
to various companies that Mr. Lezak
is the general manager.  All notes
bear interest at Prime plus 1%.
Principal and interest for all notes
is due and payable July 1, 1996.              $ 445,796   $ 229,661

     	Less current portion                      445,796     229,661
                                              ---------   ---------
                                              $     -0-   $     -0-
                                              ---------   ---------

                          MADERA INTERNATIONAL, INC.

                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)
G.  Income Taxes:

The provision for income taxes for the years ended March 31, 1996 and 1995 consists solely of the minimum state taxes.

The Company's total deferred tax asset as of March 31, 1996 is as follows:

Deferred tax assets:
   Net operating loss carryforwards         $1,100,000

Valuation allowance                         (1,100,000)
                                            ----------
Net deferred tax assets		            $               -
                                            ----------

As of March 31, 1996, the Company had net operating loss carryforwards, before any limitations which expire as follows:

Year Ending
March 31,                                     Federal
- -----------	                                ----------
2009                                        $   36,000
2010                                         1,654,000
2011                                         1,680,000
                                             ---------
                                            $3,370,000
                                            ----------

Pursuant to the Internal Revenue Code Section 382, use of the Company's net operating loss will be limited due to a cumulative change in ownership of more than 50%.

H.  Stockholders' Equity:

During the twelve months ended March 31, 1996 and 1995 the Company authorized and issued 9,393,500 and 2,326,684 shares of common stock respectively in exchange for consulting and other services provided.

In August 1994 the Company approved a 3 to 1 reverse split of the Company's common stock as of August 11, 1994. The effects of the reverse split was to convert three (3) shares of common stock into one (1) share of common stock.

The number of shares outstanding common stock may require a non-material adjustment in subsequent periods due to the possible share adjustments from the rescinded transactions (Note D) and the results of the lawsuit that is to be filed to recover these shares.

I.  Litigation:

During the year ended March 31, 1996 the Company was a defendant in two legal proceedings. Both cases resulted in a judgement against the Company in the amounts of $158,834 and $100,000. The total of $258,834 is reflected in the accounts payable of the Company.
                                                                     F-14

                          MADERA INTERNATIONAL, INC.

                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)

J.  Supplemental Cash Flow Information:

Supplemental disclosures of cash flow information for the years ended March 31, 1996, and 1995 are summarized as follows:

                                      1996           1995
                                   ----------    -----------
Noncash investing and
financing activities:
  Related party debt reduced with
    stock issuance                 $        -    $   600,000
  Investment acquired with stock
    issuance                        1,500,000     42,730,000

K.  Commitments and Contingencies:

Operating Leases

The Company leases office facilities under operating leases which expire in June 1998. The accompanying statement of operations includes expenses from operating leases of $12,079 for 1996. Future minimum lease payments, due under noncancelable operating leases as of March 31, 1996 are as follows:

                            1997                          $ 16,632
                            1998                            16,632
                            1999                             2,772

L.  Common Stock Class A Warrants:

The Company has Class A Warrants with an exercise price established by the Board of Directors of $3.50 per share. This exercise price is in effect from August 30, 1994 until February 1, 1997.

At March 31, 1996 there were 20,029,966 Class A warrants outstanding.

	EXHIBIT 2.1

2

3

4

5

6

7

8            IN THE CIRCUIT COURT OF THE STATE OF OREGON

9                     FOR THE COUNTY OF CLACKAMAS

10      HARRIS FOREST PRODUCTS, INC.,  )
        an Oregon corporation,         )
11                                     )
                           Plaintiff,  )	No, 95-01-165
12                                     )
                     vs.               )    STIPULATED JUDGMENT
13		                                   )    WITH COVENANT NOT TO
        MADERA INTERNATIONAL, INC.,    )	RECORD OR EXECUTE
14	     a Nevada corporation,          )
15                         Defendant.  )

16	     Based upon the Stipulation of the parties hereto, it is

17	     hereby

18           ORDERED AND ADJUDGED that the plaintiff shall have a

19     	judgement against Defendant, Madera international, Inc., in the

20	     face amount of $100,000.00.

21	     Defendant may satisfy this judgemnt with payment Qf

22	     25,000.00 by cashier's check to be received by Plaintiff's

23     	attorney, Ted A. Troutman, on or before July 1, 1996 a second

24     	payment of $25,000.00 by cashiers check received by Plaintiff's

25     	attorney, Ted A. Troutman, on or before January 1, 1997 for

26

Page  1   STIPULATED JUDGEMENT

EXHIBIT A
PAGE 1 of 2

1      total payment of $50,000.00.

2	     Plaintiff shall not execute on the judgment or record the

3     	judgement unless Defendant defaults on the payment terms of this

4     	covenant not to execute.

5	     In the event of default by defendant, Plaintiff shall be

6     	entitled to collect the full judgement of 100,000.00, plus

7	     statutory interest at the rate of 9% per annum from the date of

8     	defendant's default.

9			        MONEY JUDGMENT

10

11	(1)	Judgment creditor:	Harris Forest Products, Inc.

12	(2)	Judgment Creditor's
	        Attorney:               Muir & Troutman
13

14	(3)	Judgment Debtor:	Madera International, Inc.

15	(4)	Principal Amount
                of Judgment:            $100,000.00

16	(5)	Prejudgment Interest:	      0

17	(6)	Attorney Fees:              0

18	(7)     Cost Bill:              0

19	(8)	Postjudgment interest:	9% per annum on total judgment
                                        from date of recording of
20                                      judgment until fully paid.

21

22		DATED March 18, 1996

23			                /s/
                                        --------------------------
24	                                CIRCUIT COURT JUDGE

25         SO MOVED AND SUBMITED
           BY /S/ Ted. A Troutman
           --------------------------
           Ted A. Troutman, OSB 84447
           Attorney for Plaintiff

Page 2 - STIPULATED JUDGMENT

EXHIBIT A
PAGE 2 OF 2