Form 10QSB
period 1996-06-30
MADERA INTERNATIONAL INC
filed 1996-08-15
CIK 810750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB

           ( x ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1996

                                    OR

           (   ) Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                    For the Transition period from_____to______

                       Commission file number  0-16523

                            MADERA INTERNATIONAL, INC.
          (Exact name of registrant as specified in its charter)

            Nevada                                      68-0318289
- -------------------------------                  ----------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)


9455 Collins Ave., Suite 308, Surfside, FL               33154
- ------------------------------------------            -----------
(Address of principal executive offices)               (Zip Code)

  Registrants telephone number, including area code: (305) 774-9411

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---    ---
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  X    No
                           ---     ---
As of June 30, 1996, there were 49,519,132 shares of common stock ($.01 par value) issued and outstanding.

Total sequentially numbered pages in this document:    11
                                                      ----

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        Madera International, Inc.
                              Balance Sheet

                   ASSETS                        June 30, 1995   June 30, 1996
                                                 -------------   -------------
                                                  (Unaudited)     (Unaudited)

               Current Assets
Cash                                                  $39,493        $329,710

Receivables (Note 3)                                   34,271         190,600

Inventory (Note 4)                                  1,148,201         629,000
                                                   ----------      ----------
     Total Current Assets                           1,221,965       1,149,310
                                                   ----------      ----------
                Other Assets
Investment in Timber Producing Property (Note 5)   40,470,435      30,100,000
Investment in Sawmill and Related Equipment         2,600,000       1,500,000
Investment in Joint Venture (See 10K 3/31/95)          13,885           1,535
                                                   ----------      ----------

     Total Other Assets                            43,084,320      31,601,535
                                                   ----------      ----------
     Total Assets                                  44,306,285      32,750,845
                                                   ----------      ----------

         Liabilities and Shareholder Equity
                Current Liabilities
Accounts payable                                      215,614         374,318
Accrued taxes payable                                  13,000          10,086
Income taxes payable                                      800           1,600
Other accrued expenses                                      0          48,268
Current portion of long term debt (Note 6)                  0         445,796
                                                   ----------      ----------
     Total Current Liabilities                        229,414         880,068
Reserve for possible loss on rescissions                    0               0
Long-Term Debt (Note 6)                               328,086               0
Common stock to be issued                                   0         423,750
                                                   ----------       ---------
     Total Liabilities                                557,500       1,303,818
                                                   ----------       ---------
Stockholders' Equity
Redeemable Preferred Stock - $.01 Par,
     100,000,000 shares authorized, 10,000,000
     shares issued and outstanding                    105,000           5,000
Common Stock - $.01 Par, 250,000,000 shares
     authorized,  8,953,142 shares issued
     and outstanding                                  237,607         495,190

Paid in capital                                    44,062,828      34,578,754
Retained Deficit Prior                               (445,185)     (3,379,473)
Retained Deficit Current                             (211,465)       (252,444)
                                                   -----------     -----------
          Total Shareholder Equity                 43,748,785      31,447,027
                                                   -----------     -----------
          Total Liabilities and Equity             44,306,285      32,750,845
                                                   ===========     ===========

THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                        Madera International, Inc.
                    Unaudited Statement of Operations
                      For the Quarter Ended June 30
                                               Three Months    Three Months
                                                   1995            1996
                                               ------------    ------------
Income:

Timber sales                                            $0              $0
Other income (expense)                             ($7,000)              0
                                               ------------    ------------
     Total Income                                   (7,000)              0
                                               ------------    ------------
Cost of Sales:
Beginning Inventory                                350,630         490,000
Purchases                                           87,000         139,000
Inventory adjustment                                     0               0
Field costs                                        ($2,500)              0
Field travel                                             0               0
Sales costs and travel                                   0               0
Commissions                                              0               0
Joint venture share                                      0               0
Joint venture costs                                      0               0
                                               ------------    ------------
      Total accumulated costs                      435,130         629,000
Less: Ending inventory  (Note 4)                  (629,000)       (629,000)
                                               ------------    ------------
      Cost of sales                               (193,870)              0
                                               ------------    ------------
      Gross margin (Loss)                         (186,870)              0
                                               ------------    ------------
Operating Expenses:
General and Administrative                         $58,816         252,444
                                               ------------    ------------
     Total General and Administrative Expenses      58,816         252,444
                                               ------------    ------------
     Pre-Tax Profit (Loss)                       ($245,686)      ($252,444)
                                               ============    ============
     Earnings (Loss) per Share of Common Stock
        and Common Stock Equivalents               ($0.005)       ($0.005)
                                               ============    ============
     Weighted average number of shares
        of common stock outstanding              49,519,132     49,519,132
                                               ============    ============


THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT PRIOR YEARS DATA IS NOT INCLUDED DUE TO THE STATUS OF COMPANY AT THAT TIME

                         UNAUDITED STATEMENT OF CASH FLOWS
                    For the Three Month Period Ended June 30

CASH FLOWS IN OPERATING ACTIVITIES                        1996
                                                       ----------
Net (Loss)                                             ($252,444)
Adjustments to Reconcile Net Income to
     Net Cash Used in Operating Activities:

(Increase) Decrease in:

     Receivables                                          (1,600)
     Inventory                                          (139,000)


Increase (Decrease) in:

     Accounts payable                                    (46,416)
     Accrued expenses                                          0
     Common stock to be issue - Peru                           0
          NET CASH PROVIDED BY (USED IN)               ----------
               OPERATING ACTIVITIES                     (439,460)
                                                       ----------
CASH FLOWS FROM FINANCING ACTIVITIES

Increase (Decrease) in:

     Timber property purchase                                  0
      Investments                                              0
     Sawmill and related equipment purchase                    0
Increase (Decrease) in:
     Reserve for possible losses on rescission                 0
     Long term debt                                            0
     Preferred stock                                           0
     Common stock                                         75,550
     Paid in capital                                     611,013
                                                       ----------
          NET CASH PROVIDED BY (USED IN)
               FINANCING ACTIVITIES                      686,563
                                                       ----------
NET INCREASE (DECREASE) IN CASH                          247,103

CASH, at Beginning of Period                              82,607
                                                       ----------
CASH, at End of Period                                  $329,710
                                                       ==========

THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT PRIOR YEARS DATA IS NOT INCLUDED DUE TO THE STATUS OF THE COMPANY AT THAT TIME

                                  Madera International, Inc.
                UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         For the Three Month Period Ended June 30




                                 Common Stock        Preferred Stock    Additional
                            ---------------------   ----------------     Paid In       Retained
                              Shares      Amount     Shares   Amount     Capital       Earnings        Total
                            ----------   --------   -------   ------   -----------   ------------   -----------
BALANCE, March 31, 1996     41,964,132   $419,640   500,000   $5,000   $33,967,741   ($3,379,473)   $31,012,908
Issued for fund raising      4,250,000     42,500                                                       $42,500
Issued for administrative
  assistants                    80,000        800                                                          $800
Issued for consultants       3,200,000     32,000                                                       $32,000
Issued for legal costs          25,000        250                          611,013                     $611,263
Loss for period                                                                         (252,444)     ($252,444)
                            ----------   --------   -------   ------   -----------   ------------   -----------
BALANCE, Current Period     49,519,132   $495,190   500,000   $5,000   $34,578,754   ($3,631,917)   $31,447,027
                            ==========   ========   =======   ======   ===========   ============   ===========

THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT PRIOR YEARS DATA IS NOT INCLUDED DUE TO THE STATUS OF THE COMPANY AT THAT TIME

                         Madera International, Inc.
                       Notes to Financial Statements
                               June 30, 1996

Note A - COMPANY
         -------

         Madera International, Inc., formerly Weaver Arms Corporation, emerged from Chapter 11 Bankruptcy proceedings on January 21, 1994. The Company engages in the business of harvesting and exporting timber.


         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         REVENUE AND COST RECOGNITION
         ----------------------------

         Revenues are recognized in the period in which they are considered earned. General and administrative costs are charged to expense when incurred.

         INVENTORY
         ---------

         Inventory is recorded at the lower of cost or market. Cost is determined by the first-in, first-out method.

         Property and Equipment
         ----------------------

         Property and equipment are stated at cost. Depreciation is computed over the useful lives of the depreciable assets using the straight-line method. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.

         Non-monetary Transactions
         -------------------------

         The Company records non-monetary transactions in accordance with APB-29 "Accounting for Non-monetary Transactions." The transfer or distribution of a non-monetary asset or liability is based on the fair value of the asset or liability that is received or surrendered, whichever is more clearly evident.

         Proforma Statements
         -------------------

         Material transactions that occur after the close of a quarter have an affect on the financial presentation. So as to more accurately disclose this information a Proforma Balance Sheet and supporting schedules may be included as required.

         Cash Equivalents
         ----------------

         For purposes of statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Note B - RECEIVABLES
         -----------

         Receivables represent advances made on future sales of timber. Management has determined that the entire amount is fully collectible.

Note C - INVENTORY
         ---------

         Pursuant to operating policy and government requirements the Company must pay for timber as it arrives from the field to the sawmill. The timber is then cut in accordance with customers specifications and then stored at the sawmill until shipped to the docks and then to the customer. The amounts shown as inventory represents payments for the accumulation of logs as well as the cutting of the logs, however, after adjustment to realizable value. Adjustments will be made periodically to reflect shipment delays.

Note D - INVESTMENT IN TIMBER PRODUCING PROPERTY
         ---------------------------------------

         The Company has concentrated all ownership and activity to properties in Brazil and Peru. These properties are both owned and on long term concessions with right of purchase. All other properties have been eliminated from the financial presentation.

         The properties consist of 500,000 acres owned in Brazil and 70,000 hectares on long term concession in Peru. Operations are ongoing in both areas with production in Brazil and development towards 1997 production in Peru.

         The amount of wood reserves are substantial and are represented by independent appraisals.

Note E - LONG TERM DEBT
         --------------

         Long-Term debt consists of:

         Prime + 1% Notes with Principal and Interest due July 1, 1996, unless this date is extended by the Note holder. All Note holders have informed Management that the notes are extended until December 31, 1996.

Note F - RELATED PARTY TRANSACTIONS
         --------------------------

         At June 30, 1996 all of the Company's Long-Term debt was payable to related individuals and companies. The related companies are CD Management, Inc., CD Financial, Inc., Gateway Industries Ltd., and International Investeam, Inc. Daniel Lezak, is also general manager of these companies.

Note G - OTHER INVESTMENTS
         -----------------

         The Company acquired 86.5% interest in the 30,000 hectares in Peru by purchasing 100% of the stock in a Peruvian Corporation. This transaction was consummated, however there is an amount of stock remaining to be issued in the amount of $423,750. This stock will be issued in 1996.

Note H - CAPITAL STOCK
         -------------

         On February 11, 1994 the Company changed the authorized Common Stock to 250,000,000 shares with a par value of $.01 (one cent) per share.

         On February 11, 1994 the Company also authorized Preferred Stock in the amount of 100,000,000 shares with a par value of $.01 (one cent) per share with the caveats for these shares in varying series to be established by the Board of Directors.

         Since these dates, the company has issued a series of Preferred Stock issuances. These issuances have been for acquisitions and are highlighted in the financial statements and other notes contained herein.

Note I - COMMON STOCK CLASS A WARRANTS
         -----------------------------

         The Company has Class A Warrants with an exercise price established by the Board of Directors of $3.00 per share. This exercise price is in effect from May 25, 1994 until August 30, 1994. Subsequently from August 30, 1994 until February 1, 1995 the exercise price will be $3.50 per share. The company has extended these warrants for one year.

         At June 30, 1995 there were 19,056,900 Class A Warrants outstanding.

Note J - INCOME TAXES
         ------------

         The provision for income taxes as of June 30, 1996 represents the minimum corporate tax for the State of California which is $1,600. No tax was accrued for the quarter ended June 30, 1996.

Note K - PER SHARE DATA
         --------------

         Net earnings (loss) per share is computed by dividing net income
         (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted number of shares used to compute earnings (loss) per share for each quarter was the actual shares issued and outstanding at that time.

Note L - LEASES
         ------

         At June 30, 1996 the company was removed from its lease obligations in California and was searching for office space in Florida.

Note M - REVERSE STOCK SPLIT
         -------------------

         On August 11, 1994, upon due notice, the Annual Meeting of Stockholders was held and approved a reverse stock split of 1 for 3 to be effective on that date. A stock option program of 2 Million shares was approved and an S-8 registration statement was also approved.

Note N - OPERATIONS OF THE BRAZIL SAWMILL
         --------------------------------

         All information related to operations in the Brazil Sawmill have been supplied by operating management. Books and records are being obtained by field personnel and will be available for fiscal year end. These numbers have all been approved by operations personnel.

ITEM 2. MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Three Months ended June 30, 1996

Financial Condition:
- -------------------

The Company's working capital resources during the nine months ended
June 30, 1996 were provided by loans from related parties (See Notes to Financial Statements), and stock placements. Additional working capital was obtained by the private placement of common stock totaling $480,000 during the three months ended June 30, 1996. This provided the Company with cash reserves of $329,710 at June 30, 1996.

Management believes that the Company's working capital resources and anticipated cash flow from timber sales will be sufficient to support operations during the year ending March 31, 1997.

Results of Operations:
- ----------------------

During the three months ended June 30, 1996, the Company's sales efforts resulted in orders for Mahogany and Spanish Cedar. The Company announced a replacement for the previously stated expense line of credit, which should be in place during the second quarter of this fiscal year. The Company continues to direct funds toward the accumulation of inventory and the procurement of sales, at the same time holding General and Administrative expenses to a minimum.


                  PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

The Company's Legal involvements have not changed from those reported in the 10K annual report for fiscal year ended March 31, 1996.

ITEMS 2. through 4. are not applicable.

ITEM 5.   OTHER INFORMATION.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      Not applicable this period

(b)   Reports on Form 8-K:

      Not applicable this period





                               SIGNATURES
                               ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                MADERA INTERNATIONAL, INC.
                                             -------------------------------
                                                       (Registrant)


Date: August  15, 1996                        /s/ Ramiro Fernandez-Moris
- ----------------------                       -------------------------------
                                             Ramiro Fernandez-Moris, Chairman,
                                             Chief Executive Officer