Form 10QSB
period 1996-09-30
MADERA INTERNATIONAL INC
filed 1996-11-15
CIK 810750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

             ( x ) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       OR

              ( ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the Transition period from _____ to

                         Commission file number 0-16523

                           MADERA INTERNATIONAL, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                              68-0318289
------------------------------                              ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                              Identification Number


2600 Douglas Road - Suite 1004, Coral Gables, FL                   33134
-----------------------------------------------------------------------------
Address of principal executive offices)                          (Zip Code)


                    Phone: (305) 774-9411 Fax: (305) 774-9345
                    -----------------------------------------
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes (X) No ( )

As of September 30, 1996, there were 57,401,786 shares of common stock ($.01 par value) issued and outstanding.

Total sequentially numbered pages in this document:    11
                                                      ----

                                           PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                   Madera International, Inc.
                                         Balance Sheet
                          ASSETS                            Sep 30, 1995    Sep 30, 1996
                                                            ------------    ------------
                                                             (Unaudited)     (Unaudited)
                      Current Assets
Cash                                                        $      4,696    $    331,754
Receivables (Note B)                                               4,160         434,000
Inventory (Note A)                                               672,000         611,539
                                                            ------------    ------------
      Total Current Assets                                       680,856       1,377,293
                                                            ------------    ------------
                       Other Assets
Investment in Timber Producing Property (Note D)              40,600,000      30,100,000
Investment in Sawmill and Related Equipment                    2,600,000       1,500,000
Other receivables, deposits, etc                                       0           9,560
Furniture & equipment                                                  0          16,754
                                                            ------------    ------------
      Total Other Assets                                      43,200,000      31,626,314
                                                            ------------    ------------

      Total Assets                                            43,880,856      33,003,607
                                                            ------------    ------------
            LIABILITIES AND SHAREHOLDER EQUITY
                   Current Liabilities
Accounts payable                                                 264,056         374,789
Accrued taxes payable                                             10,086          10,086
Income taxes payable                                                 800           1,600
Other accrued expenses                                                 0          48,268
Current portion of long term debt (Note E)                       365,906         465,796
                                                            ------------    ------------
      Total Current Liabilities                                  640,848         900,539
                                                            ------------    ------------

Long-Term Debt (Note E)                                                0               0
Common stock to be issued                                        423,750         423,750
                                                            ------------    ------------
      Total Liabilities                                        1,064,598       1,324,289
                                                            ------------    ------------
                   Stockholders' Equity
Redeemable Preferred Stock - $.01 Par, 100,000,000 shares
  authorized, 10,000,000 shares issued and outstanding           225,000           3,333
Common Stock - $.01 Par, 250,000,000 shares authorized,
  8,953,142 shares issued and outstanding                        151,955         574,017
Paid in capital                                               44,381,759      34,974,920
Retained Deficit Prior                                        (1,674,578)     (3,379,473)
Retained Deficit Current                                        (267,878)       (493,479)
                                                            ------------    ------------
      Total Shareholder Equity                                42,816,258      31,679,318
                                                            ------------    ------------
      Total Liabilities and Equity                            43,880,856      33,003,607
                                                            ============    ============

 THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                           Madera International, Inc.
                        Unaudited Statement of Operations
                        For The Period Ended September 30

                                                  6 Months         3 Months   3 Months        6 Months
                                                    1995             1995            1996            1996
                                                 ------------    ------------    ------------    ------------
Income:

Timber sales                                     $          0    $          0    $    245,000    $    245,000
Other income (expense)                                  7,000               0           2,255           2,255
                                                 ------------    ------------    ------------    ------------
     Total Income                                       7,000               0         247,255         247,255
                                                 ------------    ------------    ------------    ------------

Cost of Sales:
Beginning Inventory                                   630,000         630,000         629,000         490,000
Purchases                                              52,000          39,500          82,000         221,000
Inventory adjustment                                        0               0               0               0
Field costs                                             2,500           2,500          38,146          38,146
Field travel                                                0               0               0               0
Sales costs and travel                                      0               0           1,393           1,393
Commissions                                                 0               0               0               0
Joint venture share                                         0               0               0               0
Joint venture costs                                         0               0               0               0
                                                 ------------    ------------    ------------    ------------
     Total accumulated costs                          684,500         672,000         750,539         750,539
Less:Ending inventory  (Note  C)                     (630,000)       (672,000)       (611,539)       (611,539)
                                                 ------------    ------------    ------------    ------------
     Cost of sales                                     54,500               0         139,000         139,000
                                                 ------------    ------------    ------------    ------------
     Gross margin (Loss)                              (47,500)              0         108,255         108,255
                                                 ------------    ------------    ------------    ------------

Operating Expenses:
General and Administrative                            193,628         140,439         143,040         395,484
                                                 ------------    ------------    ------------    ------------

     Total General and Administrative Expenses        193,628         140,439         143,040         395,484
                                                 ------------    ------------    ------------    ------------

     Pre-Tax Operating Profit (Loss)             ($   241,128)   ($   140,439)   ($    34,785)   ($   287,229)
     Extra-ordinary loss due to fund raising                0               0        (206,250)       (206,250)
                                                 ------------    ------------    ------------    ------------
       Pre-Tax Profit (Loss)                     ($   241,128)   ($   140,439)   ($   241,035)   ($   493,479)
                                                 ============    ============    ============    ============

     Earnings (Loss) per Share of Common Stock
       and Common Stock Equivalents              ($     0.016)   ($     0.009)   ($     0.001)   ($     0.005)
                                                 ============    ============    ============    ============
       of common stock outstanding                 15,195,632      15,195,632      57,401,786      57,401,786
                                                 ============    ============    ============    ============

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT
   PRIOR YEARS DATA IS NOT INCLUDED DUE TO THE STATUS OF COMPANY AT THAT TIME

              UNAUDITED STATEMENT OF CASH FLOWS
         For the Six Month Period Ended September 30

                                                  1995           1996
                                              -----------    -----------
      CASH FLOWS IN OPERATING ACTIVITIES
Net (Loss)                                    ($  267,878)   ($  493,479)
Adjustments to Reconcile Net Income to
     Net Cash Used in Operating Activities:

(Increase) Decrease in:

     Receivables                                     (160)      (245,000)
     Inventory                                    (42,000)      (121,539)
     Purchase of Furniture and Equipment                0        (16,754)
     Loans to employees                                 0         (8,025)

Increase (Decrease) in:

     Accounts payable                              38,843          4,055
     Accrued expenses                                   0              0
     Payment of Legal Judgment                          0        (50,000)
     Common stock to be issue - Peru              423,750              0
          NET CASH PROVIDED BY (USED IN)      -----------    -----------
              OPERATING ACTIVITIES                152,555       (930,742)
                                              -----------    -----------

      CASH FLOWS FROM FINANCING ACTIVITIES

(Increase) Decrease in:

     Timber property purchase                    (500,000)             0
     Investments                                        0              0
     Sawmill and related equipment purchase             0              0

Increase (Decrease) in:

     Long term debt                               136,245         20,000
     Preferred stock                                    0         (1,667)
     Common stock                                  31,200        154,377
     Paid in capital                              165,363      1,007,179
          NET CASH PROVIDED BY (USED IN)      -----------    -----------
              FINANCING ACTIVITIES               (167,192)     1,179,889
                                              -----------    -----------

NET INCREASE (DECREASE) IN CASH                   (14,637)       249,147

CASH, at Beginning of Period                       19,333         82,607
                                              -----------    -----------

CASH, at End of Period                        $     4,696    $   331,754
                                              ===========    ===========

 THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT PRIOR YEARS DATA IS NOT INCLUDED DUE TO THE STATUS OF THE COMPANY AT THAT TIME

                           Madera International, Inc.
             UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                For the Six Month Period Ended September 30, 1996

                                                   Common Stock        Preferred Stock      Additional
                                               --------------------    ----------------      Paid In      Retained
                                                 Shares     Amount     Shares    Amount      Capital      Earnings         Total
                                               -------------------------------------------------------------------------------------
BALANCE, March 31, 1996                        41,964,132  $419,640   500,000    $5,000    $33,967,741   ($3,379,473)   $31,012,908
Entries For Quarter Ending June 30, 1996
Issued for fund raising                         4,250,000    42,500                                                          42,500
Issued for administrative assistants               80,000       800                                                             800
Issued for consultants                          3,200,000    32,000                                                          32,000
Issued for legal costs                             25,000       250                            611,013                      611,263
Loss for period 3/31 thru 6/30/96                                                                           (252,444)      (252,444)

                                               -------------------------------------------------------------------------------------
BALANCE, June 30, 1996                         49,519,132   495,190   500,000     5,000     34,578,754    (3,631,917)    31,447,027
                                               -------------------------------------------------------------------------------------

Entries For Quarter Ending September 30, 1996
Issued for fund raising                         7,300,000    73,000                                                          73,000
Issued for administrative assistants               24,200       242                                                             242
Issued for consultants                            236,500     2,365                            397,594                      399,959
Issued for legal costs                             12,500       125                                                             125
Finder's Conversion of Preferred Stock            166,667     1,667  (166,667)   (1,667)                                       --
Adjustment of Preferred Stock (see Note O)        142,787     1,429                             (1,429)                        --
Extraordinary Loss caused by stock
  issuance for operating funds                                                                              (206,250)      (206,250)
Operating Profit (Loss) for period
  7/1 thru 9/30/96                                                                                           (34,785)       (34,785)
                                               -------------------------------------------------------------------------------------
BALANCE, June 30, 1996                         57,401,786  $574,018   333,333    $3,333    $34,974,919   ($3,872,952)   $31,679,318
                                               -------------------------------------------------------------------------------------


  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT PRIOR YEARS DATA IS NOT INCLUDED DUE TO THE STATUS OF THE COMPANY AT THAT TIME

                           Madera International, Inc.
                          Notes to Financial Statements
                               September 30, 1996

Note A -   COMPANY
           -------

           Madera International, Inc., formerly Weaver Arms Corporation, emerged from Chapter 11 Bankruptcy proceedings on January 21, 1994. The Company engages in the business of harvesting and exporting timber.

           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           ------------------------------------------

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

Note E -   LONG TERM DEBT
           --------------
           Long-Term debt  consists of:

           Prime + 1% Notes with Principal and Interest due July 1, 1996, unless this date is extended by the Note holder. All Not holders have informed Management that the notes are extended until December 31, 1996.

Note F -   RELATED PARTY TRANSACTIONS
           --------------------------
           At June 30, 1996 all of the Company's Long-Term debt was payable to related individuals and companies. The related companies are CD Management, Inc., CD Financial, Inc., Gateway Industries Ltd., and International Investeam, Inc., Daniel Lezak, is general manager of these companies.

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

Note K -   PER SHARE DATA
           --------------

           Net  earnings  (loss) per share is computed  by  dividing  net income
           (loss) by the balance of the total of shares of common stock and common stock equivalents outstanding during the period. The weighted number of shares used to compute earnings (loss) per share for each quarter was the actual shares issued and outstanding at that time.

Note L -   LEASES
           ------

           At September 30, 1996 the company had entered into a lease for office facilities in Coral Gables, Florida. The lease is for approximately 2,500 sq. ft. of office space.

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

Note O -   ADJUSTMENT OF COMMON AND PREFERRED STOCK
           ----------------------------------------

           In reviewing data submitted by the Transfer Agent, an adjustment was made to Common and Preferred Stock for a conversion of Preferred Stock by Roman Fernandez that had not been reflected in the Prior Year, when all these stocks were converted. The adjustment was a total of 202,500 shares and it caused an overstatement at March 31, 1996 of 59,713 shares, and an understatement of 142,787 shares at June 30, 1996 for a total of 202,500 shares.

ITEM 2.  MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

For the Six Months Ended September 30, 1996:

Financial Condition:
--------------------

         The Company's working capital resources during the six months ended September 30, 1996 were provided by loans from related parties (See Notes to Financial Statements), and stock placements. The formal business activity of lumber shipment and sales began this quarter with the first formal shipment in the regular course of business. Sales of $245,000 were recorded. Additional working capital of $250,000 was obtained by the private placement of common stock.


         Management believes that the Company's working capital resources and anticipated cash flow from timber sales will be sufficient to support operations during the year ending March 31, 1997.

Results of Operations:
----------------------

         During the six months ended September 30, 1996, the Company's sales efforts resulted in orders for Mahogany and Spanish Cedar. The Company exported its first shipment of Spanish Cedar from the Company-owned mill in Brazil to the United States. This shipment went to Miami, Florida for ultimate delivery to the customer. The Company continues to direct funds toward the accumulation of inventory and the procurement of sales, at the same time holding General and Administrative expenses to a minimum.


                           PART II. OTHER INFORMATION
                           --------------------------


ITEM 1.   LEGAL PROCEEDINGS.

         The Company has settled all litigation in a manner acceptable to the Board of Directors. Payment is being made and these problems cease to be a drain on management and resources.

ITEMS 2. through 4. are not applicable.

ITEM 5.   OTHER INFORMATION.  N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             MADERA INTERNATIONAL, INC.
                                             --------------------------
                                                    (Registrant)


Date: October 23, 1996                      /s/ Ramiro Fernandez-Moris
                                            --------------------------
                                  Ramiro Fernandez-Moris (Chairman, President,
                                  CEO)


                                           /s/ Regina Fernandez
                                           --------------------
                                           Regina Fernandez (CFO)