Form 10QSB
period 1996-12-31
MADERA INTERNATIONAL INC
filed 1997-02-14
CIK 810750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

             ( x ) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1996

                                       OR

              ( ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the Transition period from to

                         Commission file number 0-16523

                            MADERA INTERNATIONAL,INC
             (Exact name of registrant as specified in its charter)

            Nevada                                         68-0318289
-------------------------------                      ---------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                        Identification Number

2600 Douglas Road - Suite 1004, Coral Gables, FL              33134
--------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                    Phone: (305) 774-9411 Fax: (305)774-9345
                    ----------------------------------------
              (Registrant's telephone number, including area code)


              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes (X) No ( )

As of December 31, 1996, there were 60,978,569 shares of common stock ($.01 par value) issued and outstanding.

Total sequentially numbered pages in this document: 13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           Madera International, Inc.
                                  Balance Sheet


                   ASSETS                         Dec 31, 1995   Dec 31, 1996
                                                  ------------   ------------
                                                   (Unaudited)    (Unaudited)

               Current Assets
Cash                                               $     1,492   $    54,871
Receivables (Note B)                                   235,160       682,505
Inventory (Note A)                                     637,000     2,910,539
                                                   -----------   -----------
          Total Current Assets                         873,652     3,647,915
                                                   -----------   -----------
                Other Assets
Investment in Timber Producing Property (Note D)    28,012,000    30,115,000
Investment in Sawmill and Related Equipment          2,600,000     1,500,000
Other receivables, deposits, etc                             0        57,216
Furniture & equipment                                        0        18,085
                                                   -----------   -----------
          Total Other Assets                        30,612,000    31,690,301
                                                   -----------   -----------
          Total Assets                              31,485,652    35,338,216
                                                   -----------   -----------

                           Madera International, Inc.
                                  Balance Sheet
                                   (Continued)


                                                  Dec 31, 1995   Dec 31, 1996
                                                  ------------   ------------
                                                  (Unaudited)    (Unaudited)


     Liabilities and Shareholder Equity
             Current Liabilities

Accounts payable                                       386,757       325,255
Accrued taxes payable                                   10,086        10,086
Income taxes payable                                       800         1,600
Other accrued expenses                                       0        48,268
Current portion of long term debt (Note E)             378,877       286,796
                                                   -----------   -----------
          Total Current Liabilities                    776,520       672,005
                                                   -----------   -----------
Reserve for possible loss on rescission                150,000             0
Long-Term Debt (Note E)                                      0             0
Common stock to be issued                              423,750       423,750
                                                   -----------   -----------
          Total Liabilities                          1,350,270     1,095,755
                                                   -----------   -----------
            Stockholders' Equity

Redeemable Preferred Stock - $.01 Par,
  100,000,000 shares authorized, 1,500,000
  shares issued and outstanding                          5,000        15,000

Common Stock - $.01 Par, 250,000,000
  shares authorized, 60,978,569 shares
  issued and outstanding                               333,115       629,785

Paid in capital                                     31,943,741    37,392,950
Retained Deficit Prior                              (1,674,578)   (3,379,473)
Retained Deficit Current                              (471,896)     (415,801)
                                                   -----------   -----------
          Total Shareholder Equity                  30,135,382    34,242,461
                                                   -----------   -----------
          Total Liabilities and Equity             $31,485,652   $35,338,216
                                                   ===========   ===========

THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                           Madera International, Inc.
                        Unaudited Statement of Operations
                        For The Period Ended December 31

                                                   9 Months        3 Months        3 Months        9 Months
                                                     1995            1995            1996            1996
                                                 ------------    ------------    ------------    ------------
Income:

Timber sales                                         $189,000        $189,000        $544,854        $789,854
Other income (expense)                               (146,446)       (153,446)              0           2,255
                                                 ------------    ------------    ------------    ------------
          Total Income                                 42,554          35,554         544,854         792,109
                                                 ------------    ------------    ------------    ------------

Cost of Sales:
Beginning Inventory                                   630,000         350,630         611,539         490,000
Purchases                                             163,000         111,000         158,240         379,240
Inventory adjustment                                        0               0       2,400,000       2,400,000
Field costs                                             2,500               0               0          38,146
Field travel                                                0               0               0               0
Sales costs and travel                                    210             210          11,926          13,319
Commissions                                                 0               0               0               0
Joint venture share                                         0               0               0               0
Joint venture costs                                         0               0               0               0
                                                 ------------    ------------    ------------    ------------
     Total accumulated costs                          795,710         461,840       3,181,705       3,320,705
Less:Ending inventory (Note  C)                      (637,000)       (637,000)     (2,910,539)     (2,910,539)
                                                 ------------    ------------    ------------    ------------
     Cost of sales                                    158,710        (175,160)        271,166         410,166
                                                 ------------    ------------    ------------    ------------
     Gross margin (Loss)                             (116,156)       (210,714)        273,688         381,943
                                                 ------------    ------------    ------------    ------------

Operating Expenses:
General and Administrative                            355,740         162,212         196,010         591,494
                                                 ------------    ------------    ------------    ------------

     Total General and Administrative Expenses        355,740         162,112         196,010         591,494
                                                 ------------    ------------    ------------    ------------
     Pre-Tax Operating Profit (Loss)                ($471,896)      ($372,826)        $77,678       ($209,551)
     Extra-ordinary loss due to fund raising                0               0               0        (206,250)
                                                 ------------    ------------    ------------    ------------
          Pre-Tax Profit (Loss)                     ($471,896)      ($372,826)        $77,678       ($415,801)
                                                 ============    ============    ============    ============

     Earnings (Loss) per Share of Common Stock
          and Common Stock Equivalents                ($0.014)        ($0.011)         $0.001         ($0.003)
                                                 ============    ============    ============    ============
          of common stock outstanding              33,311,632      33,311,632      60,978,569      60,978,569
                                                 ============    ============    ============    ============

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT
   PRIOR YEARS DATA IS NOT INCLUDED DUE TO THE STATUS OF COMPANY AT THAT TIME

                       UNAUDITED STATEMENT OF CASH FLOWS
                   For the Nine Month Period Ended December 31

      CASH FLOWS FROM OPERATING ACTIVITIES             1995            1996
                                                   ------------    ------------
Net (Loss)                                            ($471,896)      ($415,801)
Adjustments to Reconcile Net Income to
     Net Cash Used in Operating Activities:

(Increase) Decrease in:

     Receivables                                       (231,160)       (493,505)
     Inventory                                           (7,000)     (2,420,539)
     Purchase of Furniture and Equipment                      0         (18,085)
     Loans to employees                                       0          (8,025)
Increase (Decrease) in:

     Accounts payable                                   161,544         (15,479)
     Accrued expenses                                         0               0
     Payment of Legal Judgment                                0         (80,000)
     Common stock to be issue - Peru                    423,750


       NET CASH PROVIDED BY (USED IN)              ------------    ------------
         OPERATING ACTIVITIES                          (124,762)     (3,451,434)
                                                   ------------    ------------

      CASH FLOWS FROM FINANCING ACTIVITIES

(Increase) Decrease in:

     Timber property purchase                        12,088,000         (15,000)
      Investments                                             0         (47,656)
     Sawmill and related equipment purchase                   0               0

Increase (Decrease) in:
                                                                              0
     Long term debt                                     149,216        (159,000)
     Preferred stock                                   (220,000)         10,000
     Common stock                                       212,360         210,145
     Paid in capital                                (12,272,655)      3,425,209
     Reserve for possible losses on rescission          150,000               0
                                                   ------------    ------------
          NET CASH PROVIDED BY (USED IN)
               FINANCING ACTIVITIES                     106,921       3,423,698
                                                   ------------    ------------

NET INCREASE (DECREASE) IN CASH                         (17,841)        (27,736)

CASH, at Beginning of Period                             19,333          82,607
                                                   ------------    ------------

CASH, at End of Period                                   $1,492         $54,871
                                                   ============    ============

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT PRIOR YEARS DATA IS NOT INCLUDED DUE TO THE STATUS OF THE COMPANY AT THAT TIME

                           Madera International, Inc.
             UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   Common Stock         Preferred Stock   Additional
                                              --------------------   -------------------   Paid-in      Retained
                                                Shares     Amount      Shares    Amount    Capital      Earnings       Total
                                              ---------------------------------------------------------------------------------
BALANCE, March 31, 1996                       41,964,132  $419,640     500,000   $5,000  $33,967,741  ($3,379,473)  $31,012,908
Entries For Quarter Ending June 30, 1996
Issued for fund raising                        4,250,000    42,500                                                       42,500
Issued for administrative assistants              80,000       800                                                          800
Issued for consultants                         3,200,000    32,000                                                       32,000
Issued for legal costs                            25,000       250                           611,013                    611,263
Loss for period 3/31 thru 6/30/96                                                                        (252,444)     (252,444)
                                              ---------------------------------------------------------------------------------
BALANCE, June 30, 1996                        49,519,132   495,190     500,000    5,000   34,578,754   (3,631,917)   31,447,027
                                              ---------------------------------------------------------------------------------

Entries For Quarter Ending September 30, 1996
Issued for fund raising                        7,300,000    73,000                                                       73,000
Issued for administrative assistants              24,200       242                                                          242
Issued for consultants                           236,500     2,365                           397,594                    399,959
Issued for legal costs                            12,500       125                                                          125
Finder's Conversion of Preferred Stock           166,667     1,667    (166,667)  (1,667)                                      0
Adjustment of Preferred Stock (See Note
   O) for conversion of Roman Fernandez          142,787     1,429                            (1,429)                         0
Extraordinary Loss caused by stock
   issuance for operating funds                                                                          (206,250)     (206,250)
Operating Profit (Loss) for period 7/1 thru
9/30/96                                                                                                   (34,785)      (34,785)
                                              ---------------------------------------------------------------------------------
BALANCE, September 30, 1996                   57,401,786   574,018     333,333    3,333   34,974,919   (3,872,952)   31,679,318
                                              ---------------------------------------------------------------------------------

Entries For Quarter Ending December 31, 1996
Issued for consulting fees                     1,173,450    11,735                                                       11,735
Issued for debt conversion                     2,000,000    20,000                                                       20,000
Finder's conversion of Preferred stock           393,333     3,933    (333,333)  (3,333)                                    600
Issued for legal fees                             10,000       100                         2,438,031                  2,438,131
Issued to purchase inventory and  to
   reduce related party debt                                         1,500,000   15,000                                  15,000
Operating Profit (Loss) for period 10/1 thru
12/31/96                                                                                                   77,678        77,678
                                              ---------------------------------------------------------------------------------
BALANCE, December 31, 1996                    60,978,569  $609,786   1,500,000  $15,000  $37,412,950  ($3,795,274)  $34,242,462
                                              ---------------------------------------------------------------------------------


  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT PRIOR YEARS DATA IS NOT INCLUDED DUE TO THE STATUS OF THE COMPANY AT THAT TIME

                         Madera International, Inc.
                        Notes to Financial Statements
                              December 31, 1996

Note A - COMPANY

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

         Increases this quarter amounting to $2.4 Million occurred as a result of additional purchases of finished lumber from the controlling shareholder to complete the transition of all assets now at the operating mill in Brazil.

Note D - INVESTMENT IN TIMBER PRODUCING PROPERTY

         The Company has concentrated all ownership and activity to properties in Brazil and Peru. These properties are both owned and on long term concessions with right of purchase. All other properties have been eliminated from the financial presentation.

         The properties consist of 750,000 acres owned in Brazil and 70,000 hectares on long term concession in Peru. Operations are ongoing in both areas with production in Brazil and development towards 1997 production in Peru.

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

ITEM 2.  MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

For the Nine Months Ended December 31, 1996:

Financial Condition:

         The Company's working capital resources during the nine months ended December 31, 1996 were provided by operations, loans from related parties (See Notes to Financial Statements), and stock placements. The formal business activity of lumber shipment and sales continued this quarter with the shipments in the regular course of business improving to approximately $545,000. This quarter, the third quarter of the fiscal year, saw a profit for the first time of $77,000.

         Management believes that the Company's working capital resources and anticipated cash flow from timber sales will be sufficient to support operations during the year ending March 31, 1997.

Results of Operations:

         During the nine months ended December 31, 1996, the Company's sales efforts resulted in orders for Mahogany and Spanish Cedar. The Company continued exporting shipments of Spanish Cedar from the Company-owned mill in Brazil to the United States. This shipment went to Miami, Florida for ultimate delivery to the customer. The Company continues to direct funds toward the accumulation of inventory and the procurement of sales, at the same time holding General and Administrative expenses to a minimum.


                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS..

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


                                                   MADERA INTERNATIONAL,INC.
                                                   ------------------------
                                                         (Registrant)


Date: February 11, 1996                            /s/ Ramiro Fernandez-Moris
                                                   ------------------------
                                                   Ramiro Fernandez-Moris
                                                   (Chairman, President, CEO)


                                                   /s/ Regina Fernandez
                                                   ------------------------
                                                   Regina Fernandez, (CFO)