Form 10KSB
period 1997-03-31
MADERA INTERNATIONAL INC
filed 1997-07-01
CIK 810750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
         For the fiscal year ended March 31, 1997

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period

                         Commission file number 0-16523

                           Madera International, Inc.
                 (Name of small business issuer in its charter)

              Nevada                                           68-0318289
(State of incorporation or organization)   (I.R.S. Employer Identification No.)

           2600 Douglas Road, Suite 1004, Coral Gables, Florida 33134
              (Address of principal executive offices) (Zip Code)
                    Issuer's telephone number (305) 774-9411

      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common stock, $0.01 par value

                                (Title of class)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.
(X) YES ( ) NO

As of June 3, 1996, 61,567,019 common shares were outstanding and the aggregate market value of the common shares (based upon the average bid and asked prices on such date) of the Registrant held by non-affiliates was approximately $3,500,000.

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 1O-KSB or any amendment to this Form 1O-KSB. ( )

Revenues for the fiscal year ended March 31, 1997 totaled $1,489,000.

Documents incorporated by reference: See Item 13 hereof.

Total number of pages in this document:[33]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

1.  SUMMARY

         Madera International, Inc., a Nevada corporation, merged in February, 1994, with Weaver Arms Corporation, its parent ("Weaver"), with Weaver changing its name to "Madera International, Inc" ("Registrant"). The history of Weaver is contained in prior 10 K's, which history includes the detailed explanation of Weaver's emergence from Chapter 11 proceeding as Madera International, Inc.

         In July 1994, Registrant entered into an agreement with Ramiro Fernandez-Moris and his family to acquire assets held by them in the family owned corporation Forest and Environmental Resources of the Amazon, Inc. ("FEROA"). These assets consist of 478,000 acres of fee owned timber producing property in Brazil, as well as substantial acreage in Bolivia and Peru that are long term concessions. The value of these properties is based upon an independent third party appraisal supplied as part of the due diligence procedure. The value used is $27,000,000. In addition to the real property, a working sawmill was also acquired as part of the agreement. This sawmill is located in Brazil, and is in operation. Its appraised value is $2,600,000. It has a capacity of 200 cubic meters a day. The final part of the acquisition consists of existing inventory of banac and cedar at cost of $630,000.

         The consideration for this purchase was 10,000,000 shares of Class B Preferred stock, convertible into a maximum of 15,000,000 shares of common stock to be adjusted by any stock splits and subject to the production of earnings of $2,000,000 annually from the assets acquired. A finders fee was paid for this acquisition amounting to approximately five percent (5%) of the acquisition value. The Preferred shares issued to the principals for this transaction have been converted into Common shares as of March 3, 1996, the Preferred shares issued to the finders was converted also during the current fiscal year.

         January 10, 1995, Registrant entered into a letter agreement with Ralph Financial Corporation ("RFC"), pursuant to which Registrant acquired the rights to 400,000 hectares of timber producing properties in Brazil in exchange for 12,000,000 newly issued shares of Series C Preferred Stock with a stated value of $1.00 per share. Registrant determined that the representations made by RFC were not accurate. Registrant rescinded the transaction as of December 15, 1995 (See Item 13.b., Reports on Form 8-K). The shares issued by Registrant for this transaction have been canceled, however, legal action is ongoing to allow the cancellation completion and potential recovery.

         On March 30, 1995, Registrant entered into a Timber Concession Purchase Agreement with Mandarin Overseas Investment Co., Ltd. ("Mandarin") for the acquisition of a twenty three and one half percent (23.5%) interest in a mahogany rich concession in Peru. The Registrant had certain disputes with Mandarin. In the resolution of those disputes, the Registrant acquired an additional sixty percent (60%) interest, bringing the Registrant's total interest to 83.5%. Then subsequently, due to the potential of this property, Registrant acquired an additional 14.5% bringing its total ownership to 98%. The concession encompasses 30,000 hectares and has approximately 400 million board feet of marketable hardwood in reserve. The concession is for ten (10) years with a renewable option for an additional ten (10) years, and a further option to turn the concession into fee ownership for a minimal cost. The extraction rights are approximately 270,000 cubic meters annually.

         The purchase price of this acquisition is one million five hundred thousand dollars ($1,500,000). This amount has been paid with the exception of $423,750 that remains on the books as a liability until stock is issued converting the liability to equity. The Registrant will issue common stock in 1997 when approved by its Board of Directors.

         In January, 1997, Registrant purchase an additional 251,000 acres of prime timberland close to its fee owned property in Brazil. This additional acreage is destined for environmental programs that are being established by Registrant. These programs will be conducted in a wholly owned subsidiary, Madera International Environmental, Inc.

BUSINESS

         Registrant specializes in the harvesting and exportation of timber products from South America to buyers throughout the world. Registrant owns approximately 707,000 acres of prime timber property in the State of Amazonas, Brazil. This property has abundant species of commercial value, including Spanish Cedar, Banak and Marupa. Harvest is seasonal. Raw materials are transported by river to the Company's mill, the Froeste Wood Saw Mill, located at Rua de Maio, Benjamin Constat, Amazonas, Brazil. At the end of the March 31, 1997 fiscal year, an inventory of approximately 3,000,000 board feet of cedar, marupa and banak in various sizes of rough cut lumber were awaiting customer orders. Lumber is sold to established customers who are members of the National Hardwood Lumber Association (NHLA). The NHLA sales code applies to established uniform practices in the conduct and regulation governing elements of all transactions.

         In May 1995, Registrant acquired an interest in approximately 30,000 hectares of prime timber producing property in Peru. This land is rich in mahogany, and will begin supplying revenues in late 1997.

         In its first full year of harvesting operation, which should commence in late 1996, Madera had plans to harvest 1,000 hectares of forest which will produce 35 cubic meters of wood in the round per hectare, or 35,000 cubic meters of wood in the round. This converts into nearly 15 million board feet of timber. This program is being delayed, since it has been determined it is more advantageous to purchase logs from independent producers and to preserve the prime forests owned by the Registrant . The timber will be sold throughout the world to wholesalers and end users. The selective felling of timber is supported by a reforestation program, which includes surveys and forest inventories, and promotes preservation and conservation of those areas affected by the harvesting program.

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

         Based on recent prices of comparable lumber as that found on Registrant's property, initial price indicators conservatively estimated sales prices of $1.50. per board foot. It should be noted that this is an average price considering the mix of hardwoods being marketed by Registrant. These estimates would generate sales of $10 Million U.S. in Registrant's first full year of operation, building to $40 Million U.S. annually in four years.

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

ITEM  2. DESCRIPTION OF PROPERTY

         Registrant leases its office space (approximately 1,700 square feet) on a two (2) year lease at the rate of $3,200.00 per month. The lease runs from August 1, 1996 through July 31, 1998.

ITEM  3. LEGAL PROCEEDINGS

         On January 11, 1995, the Company was named as a defendant in a case entitled HARRIS FOREST PRODUCTS, INC., AN OREGON CORPORATION VS. MADERA INTERNATIONAL, INC., A NEVADA CORPORATION, filed January 11, 1995 in the Circuit Court for the State of Oregon, County of Clackamas, Case No. 95-01-165. Plaintiff alleged breach of contract, alleging that it entered into an agreement on August 4, 1994 with the defendant for the purchase and sale of railroad ties, that defendant failed to ship the order, and that plaintiff suffered damages for lost profits in the amount of $10,990,000.00. The plaintiff further alleged breach of contract arising from an alleged agreement between the plaintiff and defendant for the purchase and sale of one million board feet of kiln dried Caribbean Pine, claiming damages in the amount of $4,100,760.00. Plaintiff's third claim was based on an alleged account that was stated between plaintiff and defendant in the amount of $3,520.25 for sums allegedly advanced by plaintiff to defendant. On March 6, 1995 a default judgment was taken in the amount of $15,940.483.25. The defendant filed a Motion for Relief from Judgment on April 11, 1995. An Order Granting Defendant's Motion for Relief from Judgment was entered on May 15, 1995. Management denies all essential allegations of this case. On March 1, 1996, a pretrial settlement conference was held at which the parties agreed to a Stipulated Judgement With Covenant Not to Record or Execute (See Exhibit No. 2.1). A settlement in the amount of $50,000.00 was agreed upon and full payment has been made, thus resolving the matter. However, the original attorney involved, although dropping out of the case and abandoning Registrant is now claiming an additional amount due of under $10,000.00. This claim is being opposed by Registrant.

         WRIGHTS EXECUTIVES, INC., DBA, BEACON HILL RESOURCES VS. MADERA INTERNATIONAL, INC., A NEVADA CORPORATION, filed on February 7, 1995, in the District Court of the State of Nevada, County of Clark, Case No. A 342542 is a matter whereby the plaintiff alleged that it was owed $125,736.03 resulting from an agreement entered into by plaintiff and Forest and Environmental Resources of the Amazon, Inc. ("FEROA"), pursuant to which the plaintiff agreed to loan FEROA $70,137.00, with interest to accrue at the rate of one and one-half percent (1 1/2%) per month. In furtherance of the agreement, FEROA executed a promissory note in the amount of $88,000.00 on July 2, 1988 in favor of plaintiff. Plaintiff alleged that FEROA transferred all of its assets consisting of timber properties and concessions to defendant, and that stock paid by the defendant in consideration of the transfer was not transferred to FEROA, but to Ramiro

Fernandez-Moris, the chairman of FEROA, resulting in FEROA becoming insolvent, and unable to pay its obligation to the plaintiff. A Motion for Summary Judgment against the Company was substantiated on November 27, 1995, and the Company ordered to pay the sum of $158,834.00 to the Plaintiff. Registrant has settled this matter on behalf of Registrant, Ramiro Fernandez-Moris and FEROA. The settlement is for $171,500.00, payable at a minimum of $5,000.00 per month, commencing May 1996, and continuing until the debt is paid off. Plaintiff has the option to convert into common stock at a 25% discount from the bid price as long as the bid price is $0.50 per share or higher. This option applies only after the stock reaches a bid price of $0.50, and may be exercised in any portion of the total value. This claim is being paid by Registrant.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the year ended March 31, 1997.

                                     PART II

ITEM  5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

1.   MARKET INFORMATION

         The Company's Common Stock has been trading in the NASDAQ Bulletin Board since May 13, 1994. There is no established public trading market for the Company's Class A warrants issued under the Plan. Bid and ask prices for the Common Stock are carried electronically on the National Daily Quotation Service's Bulletin Board originally under the symbol "WOOD", then changed arbitrarily by the NASDAQ to "MDIT" under which it now trades. The range of high and low bids for the Company's Common Stock from the periods indicated are as set forth in the following table:

                                    Fiscal Year Ended March 31, 1997
                          -----------------------------------------------------
Quarter    Range    Common Stock - Bid   Common Stock - Asked  Class A Warrants
-------    -----    ------------------   --------------------  ----------------

   1        High          $0.06                 $0.09                (1)
            Low            0.06                  0.12                (1)
   2        High           0.06                  0.09                (1)
            Low            0.06                  0.09                (1)
   3        High           0.07                  0.09                (1)
            Low            0.07                  0.09                (1)
   4        High           0.12                  0.13                (1)
            Low            0.07                  0.09                (1)

________________
(1)  Not quoted.

Source: Report dated 5/31/97 Real Time Quotes, from the National Quotation Bureau, Incorporated, Cedar Grove, New Jersey

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

Other Market Makers enter and leave the market from time to time.

There is presently no trading market of any kind for the Company's Class A warrants.

         As of May 29, 1997, in excess of 15,000,000 shares of the Registrant's common Stock were eligible for sale under Rule 144, subject to certain limitations included in such Rule. In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one year holding period, under certain circumstances, may sell within any three month period a number of shares which does not exceed the greater of 1% of the Registrant's then outstanding Common Stock or the average weekly trading volume of such Common Stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an "affiliate" of the Registrant.

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

II     HOLDERS

         As of June 3, 1997, there were approximately 2,800 record holders of the Registrant's Common Stock. See "Description of Securities." This includes 531 direct holders and approximately 2,300 street holders.

III    DIVIDENDS

         A. Since inception, the Registrant has not paid any dividends on its capital stock.

         B. The Registrant does not foresee that it will have the ability to pay any dividends on its capital stock during the fiscal year ending March 31, 1998, Management however, is contemplating the possible spin-off of its wholly owned subsidiary, Madera International Environmental, Inc as a dividend to its shareholders, if this is approved it will be subsequently announced. At the present time, the Registrant's anticipated working capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the future expansion and development of its business. See "Description of Securities."

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

I.   PLAN OF OPERATION

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

II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Registrant continues to accumulate inventory in Brazil. The inventory now exceeds $3 Million. Shipments have begun on a regular basis, although it continues to be difficult to obtain appropriate shipping schedules from shipping companies. This is expected to change as continued regular shipping occurs. Profit was first demonstrated in the third quarter and continues into the fourth quarter as described in the financial statements. The prophecy discussed in the previous fiscal year is beginning to materialize. The accumulated inventory will be turned into profitable sales as the current year develops. All administrative expenses are being held to a minimum and will continue in that manner. Based upon the inquiries that have been generated by the sales force, it appears that the projected sales are approaching their target. The shipments, however, continue to be dependent upon financing which the Registrant expects to continue to receive.

         The  producing   properties  now  held  by  the  Registrant   encompass
approximately 707,000 acres.

         The Registrant's working capital resources during the years ended March 31, 1996 and March 31, 1997 have been provided primarily from two sources: (1) the efforts of the Management of the Registrant in bringing capital to the Registrant through the use of Private Placements, as well as direct loans arranged by Management, and (2) equity conversions arranged by it's investment bankers. The commitments from these sources have led the Company to a working capital balance at March 31, 1997 of $(588,627) versus a working capital balance of $(588,627) at the 1996 fiscal year end. The negative working capital as of March 31, 1996 arises from the inclusion of two items in the Current Liability Section of the Registrant's Balance Sheet (See Financial Statements, Page F-4 and Page F-5). These items; Stock to be Issued and Loans from Insiders, will be converted into equity in the coming fiscal year, thus improving the working capital for fiscal 1997.


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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; Compliance With Section 16(a) of the Exchange Act.


DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
-----------------------------------------------
Name                        Age    Position
----                        ---    --------

Ramiro Fernandez-Moris      68     President, Chief Executive Officer,
                                   Director, and Chairman of the Board

Ray Fernandez               42     Executive Vice President - Sales

Regina Fernandez            37     Secretary

Roman Fernandez-Moris       40     Vice President and Director

Arthur Mintz                61     Director

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

         Mr. Arthur Mintz, a lawyer licensed to practice in state and federal courts, has over 30 years of business and legal expertise. He has been Vice President and General Counsel of Lease Resolution Corp. He has served as Chairman of the Board, President, and General Counsel for Olicon Imaging
Systems, Inc., AMRR Leasing Corp., and Mobile M.R Venture Ltd. He holds a J.D. and L.L.B. from Northwestern Law School and a B.A. from Northwestern University.

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

         In June 1994, the Company adopted a stock option plan (the "Plan") to attract and retain qualified persons for positions of substantial responsibility as officer, directors, consultants, legal counsel, and other positions of significance to the Company. The adoption of the Plan was ratified by the Company's shareholders August 1994, at the Company's next Annual Meeting of Shareholders. The Plan provides for the issuance of both Incentive Stock Options and Non-Qualified Stock Options. The Plan, which is administered by the Board of Directors, provides for the issuance of a maximum of two million (2,000,000) options to purchase shares of common stock at the market price on the date of grant. Such options are exercisable over a 10 year period from the date of grant. Each option lapses, if not previously exercised, on the 10th anniversary of the date of grant or 90 days after the optionee has terminated his continuous activity with the Company, except that if his continuous activity with the Company terminates by reason of his death, such option of the deceased optionee may be exercised within one year after the death of such optionee, but in no event later than five years after the date of grant. Options granted under the Plan to Company employees may not be sold, pledged, assigned or transferred in any manner otherwise than by will or the laws of descent or distribution. Options granted under the Plan to persons who are not Company employees may be sold, pledged, assigned, or transferred to other persons who, at the time of such sale, pledge, assignment or transfer, qualify as optionees under the Plan.

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


   Name of Beneficial Owner               Number of Shares         Percent of
          and Class                    Beneficially Owned (1)     Class (2)(3)

Preferred Stock
---------------
Ramiro Fernandez-Moris (1)                   1,000,000              100.00%

Common Stock
------------
Ramiro Fernandez-Moris (1)                  20,700,000               33.40%
Regina Fernandez                               125,000                0.02%
Roman Fernandez-Moris                          202,000                0.03%
Ramiro (Ray) Fernandez-Moris, III              202,000                0.03%
Arthur Mintz                                 3,000,000                4.90%

All Directors and Officers as a
group (5 individuals)

Preferred Stock                             10,000,000              100.00%
Common Stock                                24,229,000               39.07%



(1) Unless otherwise indicated, all shares are beneficially owned and the sole voting and investing power is held by the person named in the table above. The address for each beneficial holder is c/o the Company.

(2) Based upon 61,567,019 shares of Common Stock outstanding. See "Description of Securities.

(3) Less than One Percent (1%).

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Beginning in July, 1994 upon the acquisition of property from the Fernandez-Moris family, this family has gradually assumed control of the Registrant and is now the controlling shareholder and also in control of the operations of the Registrant. Additionally, as required by any negative cash flows, the family has consistently provided funding for the operations. Additional properties have been acquired from the family at their cost, subsequent to the original acquisition, which was an arms length transaction.

These transactions are reported in other sections of this document as well as the Financial Report of the independent accountants.

         Certain relationships that existed prior to the Fernandez-Moris family assuming control of the Registrant have been previously reported in past 10 K Reports. These relationships no longer exist and have not existed for more than one (1) year.

         Ramiro Fernandez-Moris, President and principal shareholder beneficially of the Registrant has received 1,000,000 shares of Class D Preferred Stock of the Registrant. The Certificate of Designation as filed with the State of Nevada states that this class of Preferred Stock allows the holder the right to convert it into a fifty one (51) percent control factor of the voting Common Stock. The conversion period is for five (5) years and can only be done in the event of any of the following: Sale of the Company, Retirement of Ramiro Fernandez-Moris, The termination of Ramiro Fernandez-Moris without cause, or the expiration of the five year period. These conversion privileges were made to protect Ramiro Fernandez-Moris who placed his assets into the Registrant at a time when the stock was selling at a much higher price and to reflect that the existing market value is lower than the fair market value of the underlying assets.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

a.       The following documents are filed as part of this report:

                                                                      Number
(1)      Financial Statements -                                       ------

         Report of Independent Accountants                             F-1

         Balance Sheet at March 31, 1996 and 1995                      F-2 - 3

         Statement of Operations for the Years Ended                   F-4
         March 31, 1996 and 1995

         Statement of Changes in Stockholders' Equity                  F-5
         for the Years Ended March 31, 1996, 1995 and 1994

         Statement of Cash Flows for the Years Ended                   F-6
         March 31, 1996 and 1995

         Notes to Financial Statements                                 F-7 - 15

(2)      Exhibits to this report are as follows:

 Ex. No.          Description of Document

         N/A

b.       Reports on Form 8-K - fourth quarter ended

1.       Form  8-K,   dated   December  15,  1995  with   respect  to  Item  2.,
Acquisition  or Disposition of Assets.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Madera International, Inc. and Subsidiaries:

We have audited the consolidated balance sheets of Madera International, Inc. and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madera International, Inc. and subsidiaries as of March 31, 1997 and 1996, and the results of its consolidated operations and cash flows for the years then ended in conformity with generally accepted accounting principles.


Harlan & Boettger, LLP


San Diego, California
June 2, 1997

                   MADERA INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                As of March 31,
                                                                     1996
                                                                  as adjusted
                                                     1997          (Note M)
                                                 -----------      -----------
         ASSETS

CURRENT ASSETS
     Cash                                        $   254,361      $    82,607
     Accounts receivable (Note B)                    850,550          189,000
     Inventory (Note C)                            2,775,918          490,000
                                                 -----------      -----------

TOTAL CURRENT ASSETS                               3,880,829          761,607

PROPERTY AND EQUIPMENT, net (Notes D and M)        2,486,276        2,535,000

OTHER ASSETS
     Investment in timber producing
         property (Note E)                        27,500,000       27,500,000
     Other investment (Note F)                     1,500,000        1,500,000
     Miscellaneous (Note G)                           46,882                -
     Deposits                                          5,794            1,535
                                                 -----------      -----------

TOTAL OTHER ASSETS                                29,052,676       29,001,535
                                                 -----------      -----------

                                                 $35,419,781      $32,298,142
                                                 ===========      ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MADERA INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)


                                                                As of March 31,
                                                                     1996
                                                                  as adjusted
                                                      1997         (Note M)
                                                  -----------     -----------
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                             $   228,984     $   420,734
     Accrued expenses                                  50,178          58,354
     Common stock payable (Note F)                    423,750         423,750
     Notes payable - related party (Note H)           192,500         445,796
                                                  -----------     -----------

TOTAL CURRENT LIABILITIES                             895,412       1,348,634

     TOTAL LIABILITIES                                895,412       1,348,634
                                                  -----------     -----------

COMMITMENTS AND CONTINGENCIES (Note L)                      -               -

STOCKHOLDERS' EQUITY (Note J)
     Preferred stock, $0.01 par value,
         100,000,000 shares authorized,
         1,000,000 and 500,000 shares
         issued and outstanding at March 31,
         1997 and 1996, respectively                   10,000           5,000
     Common stock, $0.01 par value,
         250,000,000 shares authorized,
         61,567,019 and 41,964,132 shares
         issued and outstanding at March
         31, 1997 and 1996, respectively              615,669         419,640
     Additional paid-in capital                    37,459,642      33,967,741
     Retained deficit                              (3,560,942)     (3,442,873)
                                                  -----------     -----------

     TOTAL STOCKHOLDERS' EQUITY                    34,524,369      30,949,508
                                                  -----------     -----------

                                                  $35,419,781     $32,298,142
                                                  ===========     ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MADERA INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For the Year Ended March 31,
                                                                     1996
                                                                  as adjusted
                                                       1997        (Note M)
                                                    ----------    -----------
REVENUES
     Timber sales                                   $1,911,241    $   189,000

COST OF SALES                                        1,221,679        171,532
                                                    ----------    -----------

Gross profit                                           689,562         17,468

OPERATING EXPENSES
     Legal and professional fees                       583,493        764,865
     Field operations and travel                        40,027         11,217
     Administrative and other costs                    155,879        116,515
     Depreciation (Note M)                              66,809         65,000
     Bad debt                                                -         46,000
     Legal settlements (Note L)                              -        258,834
                                                    ----------    -----------

         TOTAL OPERATING EXPENSES                      846,208      1,262,431
                                                    ----------    -----------

Loss from operations                                  (156,646)    (1,244,963)

OTHER INCOME (EXPENSES)
     Miscellaneous income                              118,109          6,966
     Interest expense                                  (48,578)       (40,998)
     Loss from disposition of assets (Note E)          (30,954)      (472,500)
                                                    ----------    -----------

         TOTAL OTHER INCOME (EXPENSES)                  38,577       (506,532)
                                                    ----------    -----------

LOSS BEFORE INCOME TAXES                              (118,069)    (1,751,495)

INCOME TAXES (Note I)                                        -              -
                                                    ----------    -----------

NET LOSS                                            $ (118,069)   $(1,751,495)
                                                    ==========    ===========

NET LOSS PER COMMON SHARE                           $    (.002)          (.06)
                                                    ==========    ===========

AVERAGE COMMON SHARES OUTSTANDING                   52,514,943     27,514,882
                                                    ==========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MADERA INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                                           Additional
                                            Common Stock             Preferred Stock         Paid-In      Retained
                                         Shares       Amount       Shares       Amount       Capital       Deficit         Total
                                       ----------   ---------   -----------   ---------   ------------   -----------   ------------
BALANCE, March 31, 1995                12,075,632   $ 120,755    22,500,000   $ 225,000   $ 44,216,396   $(1,691,378)  $ 42,870,773
Issuance of stock for cash              2,350,000      23,500            --          --        118,500            --        142,000
Conversion of preferred stock
  for common stock                     13,500,000     135,000   (10,000,000)   (100,000)       (35,000)           --             --
Issuance of stock for services          9,393,500      93,935            --          --        657,545            --        751,480
Issuance of stock for investment        5,070,000      50,700            --          --      1,013,550            --      1,064,250
Return of stock issuances for
  rescission of contracts for
  assets                                 (425,000)     (4,250)  (12,000,000)   (120,000)   (12,003,250)           --    (12,127,500)
Net loss                                       --          --            --          --             --    (1,686,495)    (1,686,495)
                                      -----------   ---------   -----------   ---------   ------------   -----------   ------------
BALANCE, March 31, 1996, as
  previously reported                  41,964,132   $ 419,640       500,000   $   5,000   $ 33,967,741   $(3,377,873)  $ 31,014,508
                                      -----------   ---------   -----------   ---------   ------------   -----------   ------------
Adjustment for correction of
  an error in prior period                     --          --            --          --             --       (65,000)       (65,000)
                                      -----------   ---------   -----------   ---------   ------------   -----------   ------------
BALANCE, March 31, 1996,
  as adjusted                          41,964,132   $ 419,640       500,000   $   5,000   $ 33,967,741   $(3,442,873)  $ 30,949,508
                                      -----------   ---------   -----------   ---------   ------------   -----------   ------------
Issuance of stock for cash              4,250,000      42,500            --          --        437,500            --        480,000
Issuance of stock for services         10,650,100     106,501            --          --        546,689            --        653,190
Conversion of preferred stock
   Series B for common stock              702,787       7,028      (500,000)     (5,000)        (2,028)           --             --
Issuance of common stock for
   relief of debt                       4,000,000      40,000            --          --        119,740            --        159,740
Issuance of preferred stock
   Series D for inventory
   (Note J)                                    --          --     1,000,000      10,000      2,390,000            --      2,400,000
Net loss                                       --          --            --          --             --      (118,069)      (118,069)
                                      -----------   ---------   -----------   ---------   ------------   -----------   ------------
BALANCE, March 31, 1997                61,567,019   $ 615,669     1,000,000   $  10,000   $ 37,459,642   $(3,560,942)  $ 34,524,369
                                      ===========   =========   ===========   =========   ============   ===========   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MADERA INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    For the Year Ended March 31,
                                                                      1996
                                                                   as adjusted
                                                         1997        (Note M)
                                                      ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                           $(118,069)   $(1,751,495)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
         Stock issued for services rendered             653,190        751,480
         Loss from investments                               --        472,500
         Depreciation (Note M)                           66,809         65,000
     Changes in operating assets and liabilities:
       (Increase) decrease in:
         Accounts receivable                           (661,550)      (185,000)
         Inventory                                      114,082             --
         Other assets                                   (51,141)        (1,535)
       Increase (decrease) in:
         Accounts payable                              (191,750)       195,521
         Accrued expenses                                (8,176)       140,748
                                                      ---------    -----------
         NET CASH USED IN OPERATING
           ACTIVITIES                                  (196,605)      (312,781)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, plant & equipment              (18,085)            --
                                                      ---------    -----------
         NET CASH USED IN INVESTING
            ACTIVITIES                                  (18,085)            --
                                                      ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from related party debt                          --        234,055
   Payments on related party debt                       (93,556)            --
   Proceeds from issuance of common stock               480,000        142,000
                                                      ---------    -----------
         NET CASH PROVIDED BY FINANCING
           ACTIVITIES                                   386,444        376,055
                                                      ---------    -----------
INCREASE IN CASH                                        171,754         63,274

CASH, AT BEGINNING OF YEAR                               82,607         19,333
                                                      ---------    -----------
CASH, AT END OF YEAR                                  $ 254,361    $    82,607
                                                      =========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   MADERA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


A.   Summary of Significant Accounting Policies:

     Nature of Operations

     Madera International, Inc., a Nevada corporation (formerly Weaver Arms Corporation) emerged from Chapter 11 Bankruptcy proceedings on January 21, 1994. During the fiscal year ended March 31, 1997, the Company started two subsidiaries: Asseradora Itaya, Inc. ("Itaya") a Peruvian corporation and Madera International Environmental, Inc. ("Environmental") a Nevada corporation, together ("The Company"). All significant intercompany transactions and amounts have been eliminated in the consolidating process.

     The Company, in conjunction with Itaya, is engaged in the harvesting, milling and exporting of timber from South America. The Company sells its products to major lumber distributors throughout the world.

     Environmental is dedicated to the conservation of the Amazon Rain Forest. Through its three programs 1) own a tree 2) replant a tree and 3) replant a seedling for kids, Environmental manages and replants virgin and cleared timberland in the Brazilian Amazon Region. These programs will safeguard this region from any commercial exploitation including farming, ranching, mining and logging or the removal of any fauna or flora for any purpose.

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

                   MADERA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

A.   Summary of Significant Accounting Policies: (continued)

     Income Taxes

     Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS
     109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

     Revenue and Cost Recognition

     Revenues are recognized in the period in which they are considered earned. General and administrative costs are charged to expense when incurred.

     Inventories

     Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

     Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets, which range from 5 to 7 years. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred.

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

     Concentration of Credit Risk

     The Company maintains their cash at high quality financial institutions. The balances at times, may exceed federally insured limits. The Company believes that no significant concentration of credit risk exists with respect to cash investments.

                   MADERA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

B.   Accounts Receivable:

     Accounts receivable represent amounts due for sales of timber. Management has determined that the entire amount as of March 31, 1997 is fully collectible.

C.   Inventory:

     Inventory as of March 31, 1997 and 1996 consists of varying sizes of rough cut mahogany and cedar lumber awaiting customers orders. The valuation of the inventory was made by an independent third party who determined the quantity and value of the existing inventory. Some of the inventory was purchased from Ramiro Fernandez-Moris, President of the Company, in exchange for preferred stock (Note J). The majority of the inventory balance was purchased with cash from unrelated third parties.

D.   Property and Equipment:

     Property and equipment is summarized as follows:
                                                                1996
                                                             as adjusted
                                                  1997         (Note N)
                                              -----------    -----------
          Sawmill - Brazil                    $ 2,600,000    $ 2,600,000
          Office furniture and equipment           18,085              -
                                              -----------    -----------

                                                2,618,085      2,600,000

          Less accumulated depreciation          (131,809)       (65,000)
                                              -----------    -----------

          Property and equipment, net         $ 2,486,276    $ 2,535,000
                                              ===========    ===========


E.   Investment in Timber Producing Property:

     In January 1995 the Company entered into an agreement with Ralph Financial Corporation (RFC) to purchase the rights to 400,000 hectares of timber producing property in Brazil. In consideration for the asset acquired the Company issued 12,000,000 shares of its Series C preferred stock. The preferred stock is convertible into common stock with the conversion factor being one share of common for each 2.4 shares of preferred. In addition the Company issued 2,000,000 shares of its common stock, valued at $600,000, as a finders fee associated with the acquisition of the assets.

     The value of the assets acquired was based upon an appraisal by an independent third party. The value of these assets was determined to be $12,000,000.

                   MADERA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

E.   Investment in Timber Producing Property: (continued)

     During November 1995 it came to the attention of management that there may be a problem with ownership of the property that was to be transferred to the Company. The Company placed RFC on notice to perform the transfer of assets by December 15, 1995 or the agreement would be rescinded. As a result of nonperformance by RFC, the Board of Directors of the Company approved a rescission of the transaction on December 17, 1995 and all parties were placed on notice of the rescission. As part of the rescission the Company is pursuing legal action to recover all 12,000,000 shares of the Company's Series C preferred stock and 425,000 shares of the Company's common stock that were issued as part of the original transaction. Subsequent to year end the Company has recovered some of the stock and is still pursuing legal action to recover the remaining stock. As a result of this rescission the Company has adjusted the full value of the acquired asset and reversed the preferred stock issuance during the year ended March 31, 1996.

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

     In addition to the timberland acquired, the Company also acquired as part of the agreement a working sawmill located in Brazil that is in operation and existing inventory of banac and cedar with a value of $630,000. The value of the assets acquired were based upon an appraisal by an independent third party. The original value of these assets was determined to be $30,200,000. In addition the Company issued 500,000 shares of its Series Class B preferred stock, valued at $500,000, as a finders fee associated with the acquisition of the assets.

     In 1994 pursuant to the approval of the bankruptcy plan of reorganization, the Company entered into an agreement with Importaciones Y Exportaciones, Sociedad Anomia ("IMEXSA"), a Nicaragua corporation, to acquire approximately 400,000 Hectares (a Hectare equals 2.47 Acres) of virgin timber property located in Nicaragua.

     The Company originally issued a convertible note to IMEXSA for the acquisition of the 400,000 Hectares in the amount of $5,000,000. This was based upon the estimated value of the land acquired at the time of the agreement. IMEXSA subsequently exercised the conversion option and was issued 3,400,000 (post split) shares of the Company's common stock in exchange for the original note.

                   MADERA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

E.   Investment in Timber Producing Property: (continued)

     Subsequent to the original agreement, the land acquired was determined to have a much greater value than the original estimate. The estimated value was based upon a study made of the property by an authority in Nicaragua. Based upon information received from the study performed, the trading value of the Company's common stock, which began May 12, 1994, and with consideration given to the vast amount of timber located on the property, management made the decision to value the property at a midpoint between the original $5,000,000 agreed upon purchase price and the $20,400,000 value of the Company's common stock issued for the acquisition of the property. Management believes the value of $12,000,000 for the property was fairly stated based upon the fair value of common stock issued.

     In addition to the 3,400,000 (post split) shares of the Company's common stock issued for the acquisition of the property, the Company also issued 323,333 (post split) shares of the Company's common stock to three entities as fees associated with the acquisition of the property. The value of these shares was determined to be $1.00 per share. As a result, the Company's investment in the land acquired is $12,970,000.

     During the fiscal year ending March 31, 1995 the Nicaraguan government chose to withdraw the extraction rights for all of the 400,000 Hectares the Company owns. As a result of this governmental action the value of the property owned by the Company has been significantly reduced. Due to the uncertainties with the Nicaraguan government the determination of the remaining value of the property is uncertain. Management has made the decision to write off the full value of the Nicaraguan asset during its fiscal year ending March 31, 1995. As part of this write off 1,666,667 of the original 3,400,000 (post split) shares issued have been recovered and cancelled.

F.   Other Investment:

     In April 1995 the Company entered into an agreement with Mandarin Overseas Investment Co., Ltd., (Mandarin) a company incorporated under the laws of the Turks and Caicos Islands to acquire 98% of the outstanding shares of Asseradora Itaya (Itaya), a subsidiary of Mandarin. Mandarin is the owner of timber concessions in Peru consisting of 30,000 hectares of timber producing properties. The concession is for ten (10) years with a renewable option for an additional ten (10) years, and a further option to turn the concession into fee ownership for a minimal cost. The extraction rights are approximately 270,000 cubic meters annually.

     Pursuant to the purchase agreement the Company and Mandarin agreed the purchase price shall be $1,500,000. During the year ended March 31, 1996 the Company issued 5,070,000 shares of its common stock with a value of $1,064,250 as part of this transaction. In addition the Company is negotiating with Mandarin the additional number of common shares with a value of $423,750 to be issued as final payment of this transaction. The $423,750 is reflected in the financial statements of the Company as a liability.

                   MADERA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

G.   Miscellaneous:

     Miscellaneous assets at March 31, 1997 and 1996 consist of the following:

                                                  1997           1996
                                              -----------    -----------

          Receivables - other                 $    31,882       $      -
          Down payment on timber property          15,000              -
                                              -----------    -----------

                                              $    46,882       $      -
                                              ===========    ===========


H.   Notes Payable - Related Party:

     Notes payable - related party are summarized as follows:

                                                          1997       1996
                                                        --------    -------

        Notes     payable     to    Mr.     Ramiro
        Fernandez-Moris, President of the Company,
        and Mr.  Daniel Lezak,  former  President,
        respectively.  All notes bear  interest at
        prime plus 1%.  Principal and interest for      $192,500    $445,796
        all notes is due and payable on
        demand or within one year.

                 Less current portion                    192,500     445,796
                                                        --------    --------

                                                        $      -    $      -
                                                        ========    ========


I.   Income Taxes:

     The Company's total deferred tax asset as of March 31, 1997 is as follows:

          Deferred tax assets:
          Net operating loss carryforwards              $ 1,200,000

          Valuation allowance                            (1,200,000)
                                                        -----------

          Net deferred tax asset                        $         -
                                                        ===========

                   MADERA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


I.   Income Taxes: (continued)

     As of March 31, 1997, the Company had net operating loss carryforwards, before any limitations, which expire as follows:

                            Year Ending
                              March 31,          Federal
                            -----------        ----------
                                2010           $1,654,000
                                2011            1,680,000
                                2012              100,000
                                               ----------
                                               $3,434,000

     Pursuant to the Internal Revenue Code Section 382, use of the Company's net operating loss will be limited due to a cumulative change in ownership of more than 50%.

J.   Stockholders' Equity:

     Preferred Stock

     During the twelve months ended March 31, 1997 the Company issued 1,000,000 shares of convertible Series D preferred stock to Ramiro Fernandez-Moris, President of the Company in exchange for $2,400,000 of timber inventory owned by Mr. Fernandez-Moris which is located in Brazil. The conversion feature of the preferred stock floats such that at the time of conversion a calculation will be performed to determine the exact number of common shares that are necessary to be issued to Ramiro Fernandez-Moris to ensure he has at least a 51% ownership interest in the Company. The conversion period is for five years and can only be completed if any of the following events occur: sale of the Company, retirement of Ramiro Fernandez-Moris, the termination of Ramiro Fernandez-Moris without cause or the expiration of the five year period.

     Authorized preferred stock at March 31, 1997 also consists of Series A, B and C preferred stock which have various conversion features for the exchange of common stock for each share of preferred stock. As of March 31, 1997, all outstanding Series A, B and C preferred shares had been converted.

     Common Stock

     During the twelve months ended March 31, 1997 and 1996 the Company issued 10,650,100 and 9,393,500 shares of common stock, respectively, in exchange for consulting and other services provided.

     In August 1994 the Company approved a 3 to 1 reverse split of the Company's common stock as of August 11, 1994. The effects of the reverse split was to

                   MADERA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


J.   Stockholders' Equity: (continued)

     convert three (3) shares of common stock into one (1) share of common stock.

     The number of shares outstanding of common stock may require a non-material adjustment in subsequent periods due to the possible share adjustments from the rescinded transactions (Note E) and the results of the lawsuit that is to be filed to recover these shares.

     Common Stock Class A and Class B Warrants

     The Company has Class A Warrants with an exercise price established by the Board of Directors of $3.50 per share. The Class A Warrants entitle the holder to purchase one share of common stock and at the time of exercise, to receive one Class B Warrant. Class B Warrants entitle the holder to purchase one share of the Company's common stock at an exercise price of $5.00 per share. The Company has the right to reduce the exercise price and/or extend the term of the Class A and Class B Warrants.

     At March 31, 1997 there were 20,029,966 Class A Warrants outstanding.

K.   Supplemental Cash Flow Information:

     Supplemental disclosures of cash flow information for the years ended March 31, 1997, and 1996 are summarized as follows:

                                                           1997         1996
                                                        ----------   ----------

         Cash paid for interest                         $   48,578   $   40,998
                                                        ==========   ==========

         Noncash investing and financing activities:
               Related party debt reduced with stock
                 issuance                               $  159,740   $        -
               Investment acquired with stock issuance           -    1,500,000
               Common stock issued for services            653,190      751,480
               Preferred stock (Series D) issued for
                 inventory                               2,400,000            -
               Common stock issued for investment                -    1,064,250

L.   Commitments and Contingencies:

     Operating Leases

     The Company leases office facilities under operating leases which expire in June 2000. The accompanying statement of operations includes expenses from

                   MADERA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


L.   Commitments and Contingencies: (continued)

     operating leases of $12,079 for 1997. Future minimum lease payments due under noncancelable operating leases as of March 31, 1997 are as follows:

                 1998                 $10,598
                 1999                  22,534
                 2000                  11,167
           Thereafter                       -
                                      -------
                                      $44,299

     Litigation

     During the year ended March 31, 1996 the Company was a defendant in two legal proceedings. Both cases resulted in a judgement against the Company in the amounts of $158,834 and $100,000. The Company paid $145,000 during the year ended March 31, 1997 and the remaining balance of $113,834 is reflected in accounts payable.


M.   Prior Period Adjustment:

     During the fiscal year ended March 31, 1997, that part of the "investment in timber producing property" (Note E) attributable to the physical sawmill facility was reclassed to property and equipment. Accordingly, a prior period adjustment has been recorded to reflect depreciation expense in the fiscal year ended March 31, 1996 in the amount of $65,000. Due to the net loss from operations in the prior period, there is no income tax effect of this adjustment.

N.   Subsequent Event:

     Subsequent to year end, the Company entered into an agreement with its President to purchase from him an additional 251,000 acres of timberland. The purchase is to be recorded at original cost and will be completed upon the receipt of appropriate documentation that demonstrates ownership transferred to the Company. This agreement is expected to be completed in the second quarter of the 1998 fiscal year. This additional timberland is destined for environmental programs that are being established through the Company's wholly-owned subsidiary, Madera International Environmental, Inc.

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We consent to the inclusion in this Annual Report Form 10-KSB of our report dated June 2, 1997, on our audits of the consolidated financial statements and schedules of Madera International, Inc. and Subsidiaries (The "Company").


Harlan & Boettger, LLP

San Diego, California
June 2, 1997

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MADERA INTERNATIONAL, INC.

Dated:    June 10, 1997

                           By: /s/ Ramiro Fernandez-Moris
                               -----------------------------------------------
                               Ramiro Fernandez-Moris, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                          Title                        Date
       ---------                          -----                        ----

/s/ Ramiro Fernandez-Moris    President, Chief Executive Officer   June 16, 1997
--------------------------    (Principal Executive Officer,
Ramiro Fernandez-Moris        and Principal Financial
                              Officer) Director, and Chairman
                              of the Board



/s/ Roman Fernandez-Moris     Vice President and Director          June 16, 1997
--------------------------
Roman Fernandez-Moris




/s/ Arthur Mintz              Director                             June 16, 1997
--------------------------
Arthur Mintz