Form 10QSB
period 1997-06-30
MADERA INTERNATIONAL INC
filed 1997-08-15
CIK 810750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

              (x) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       OR

              ( ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the Transition period from to

                         Commission file number 0-16523

                           MADERA INTERNATIONAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                           68-0318289
-------------------------------                           ---------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

   2600 Douglas Road - Suite 1004, Coral Gables, FL               33134
--------------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)

                                 (305) 774-9411
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of June 30, 1997, there were 67,180,269 shares of common stock ($.01 par value) issued and outstanding.

Total sequentially numbered pages in this document:    16

                            PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             Madera International, Inc.
                                    Balance Sheet
                            For The Period Ended June 30

                        ASSETS                          1996            1997
                                                     (Unaudited)    (Unaudited)
                                                    ---------------------------
                    Current Assets
Cash                                                $   329,710    $    114,390
Receivables (Note B)                                    190,600         968,593
Inventory (Note A and C)                                629,000       2,731,975
                                                    -----------     -----------
          Total Current Assets                        1,149,310       3,814,958
                                                    -----------     -----------
             Property, Plant & Equipment
Investment in Timber Producing                       27,500,000      27,500,000
Property (Note E)
Investment in sawmill and related                     2,600,000       2,468,191
properties
Other investments                                     1,500,000       1,500,000
Furniture & equipment                                         0          19,585
Other                                                     1,535               0
                                                    -----------     -----------
Total Property, Plant & Equipment                    31,601,535      31,487,776
                                                    -----------     -----------
                     Other Assets
Inter-company Aserraadera Itaya                               0         248,584
Investment in environmental land                              0         347,844
Security deposits                                             0           5,794
Other receivables                                             0          32,697
                                                    -----------     -----------
Total Other Assets                                            0         634,919
                                                    -----------     -----------
          Total Assets                               32,750,845      35,937,653
                                                    -----------     -----------
          Liabilities and Shareholder Equity
                 Current Liabilities
Accounts payable                                        374,318         223,236
Accrued taxes payable                                    10,086               0
Income taxes payable                                      1,600           1,600
Other accrued expenses                                   48,268          48,203
Current portion of long term debt                       445,796         403,500
(Note H)
                                                    -----------     -----------
Total Current Liabilities                               880,068         676,539
                                                    -----------     -----------
Long-Term Debt (Note E)                                       0               0
Common stock to be issued                               423,750         423,750
                                                    -----------     -----------
          Total Liabilities                           1,303,818       1,100,289
                                                    -----------     -----------

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                             Madera International, Inc.
                             Balance Sheet (Cont'd)
                            For The Period Ended June 30

                                                        1996            1997
                                                     (Unaudited)    (Unaudited)
                                                    ---------------------------

                 Stockholders' Equity
Redeemable Preferred Stock - $.01 Par,                    5,000          10,000
100,000,000 shares authorized, 500,000
shares in 1996 and 1,000,000 shares in
1997 were issued and outstanding

Common Stock - $.01 Par, 250,000,000                    495,190         671,802
shares authorized, 41,964,000 in 1996
and 67,180,269 in 1997 were issued and
outstanding

Paid in capital                                      34,578,754      37,852,569
Retained Deficit Prior                               (3,379,473)     (3,560,942)
Retained Deficit Current                               (252,444)       (136,065)
                                                    -----------     -----------
          Total Shareholder Equity                   31,447,027      34,837,364
                                                    -----------     -----------
Total Liabilities and Equity                        $32,750,845     $35,937,653
                                                    ===========     ===========

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                           Madera International, Inc.
                        Unaudited Statement of Operations
                          For The Period Ended June 30

                                               3 Months       Fiscal Year     3 Months      Fiscal Year
                                                 1996            1996           1997           1997
                                             ----------------------------------------------------------
Income:
Timber sales                                         $0              $0        $282,518        $282,518
Other income (expense)                                0               0         130,000         130,000
                                             ----------------------------------------------------------
          Total Income                                0               0         412,518         412,518
                                             ----------------------------------------------------------
Cost of Sales:
Beginning Inventory                             490,000         490,000       2,775,918       2,775,918
Purchases                                       139,000         139,000         153,819         153,819
Inventory adjustment                                  0               0               0               0
Field costs                                           0               0           5,000           5,000
Field travel                                          0               0               0               0
Sales costs and travel                                0               0           1,041           1,041
Commissions                                           0               0               0               0
Joint venture share                                   0               0         121,356         121,356
Joint venture costs                                   0               0               0               0
                                             ----------------------------------------------------------
          Total accumulated costs               629,000         629,000       3,057,134       3,057,134
Less:  Ending inventory  (Note A and C)        (629,000)       (629,000)     (2,731,975)     (2,731,975)
                                             ----------------------------------------------------------
          Cost of sales                               0               0         325,159         325,159
                                             ----------------------------------------------------------
          Gross margin (Loss)                         0               0          87,359          87,359
                                             ----------------------------------------------------------
Operating Expenses:
General and Administrative                      252,444         252,444         223,424         223,424
                                             ----------------------------------------------------------
     Pre-Tax Profit (Loss)                    ($252,444)      ($252,444)      ($136,065)      ($136,065)
     Taxes (Note A and I)                             0               0               0               0
                                             ----------------------------------------------------------

     Operating Profit (Loss)                  ($252,444)      ($252,444)      ($136,065)      ($136,065)
                                             ==========================================================

Earnings (Loss) per Share of Common
Stock and Common Stock Equivalents              ($0.005)        ($0.005)        ($0.002)        ($0.002)
                                             ==========================================================

Common Stock outstanding                     49,519,132      49,519,132      67,180,269      67,180,269
                                             ==========================================================

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                             UNAUDITED STATEMENT OF CASH FLOWS
                          For The Three Month Period Ended June 30

          CASH FLOWS IN OPERATING ACTIVITIES              1996          1997
                                                     --------------------------


Net Profit (Loss)                                      ($252,444)     ($136,065)
                                                     --------------------------
Adjustments to Reconcile Net Income to
     Net Cash Used in Operating Activities:

(Increase) Decrease in:

     Receivables                                          (1,600)      (118,043)
     Inventory                                          (139,000)        43,943
     Purchase of Furniture and Equipment                       0         (1,500)
     Loans to employees                                        0           (815)
Increase (Decrease) in:

     Accounts payable                                    (46,416)        (6,123)
     Accrued expenses                                          0              0
     Payment of Legal Judgment                                 0              0
     Common stock to be issue - Acquisition                    0              0
          NET CASH PROVIDED BY (USED IN)
                                                     --------------------------
               OPERATING ACTIVITIES                     (439,460)      (218,603)
                                                     --------------------------
                  CASH FLOWS FROM FINANCING ACTIVITIES

(Increase) Decrease in:
     Inter-company                                             0       (248,584)
     Timber property purchase                                  0              0
      Investments                                              0       (332,844)
     Sawmill and related equipment purchase                    0              0
Increase (Decrease) in:
     Due to related parties                                    0        211,000
     Preferred stock                                           0              0
     Common stock                                         75,550         56,133
     Paid in capital                                     611,013        392,927
          NET CASH PROVIDED BY (USED IN)
                                                     --------------------------
               FINANCING ACTIVITIES                      686,563         78,632
                                                     --------------------------
NET INCREASE (DECREASE) IN CASH                          247,103       (139,971)
CASH, at Beginning of Period                              82,607        254,361

                                                     --------------------------
CASH, at End of Period                                  $329,710       $114,390
                                                     ==========================

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                           Madera International, Inc.
             UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  For the Three Month Period Ended June 30,1997


                                     Common Stock              Preferred Stock     Additional
                                -------------------------------------------------    Paid In      Retained
                                  Shares        Amount     Shares        Amount      Capital      Earnings        Total
                                ------------------------------------------------------------------------------------------
BALANCE, March 31, 1997         61,567,019     $615,669    1,000,000    $10,000   $37,459,642   ($3,560,942)   $34,524,369
                                ------------------------------------------------------------------------------------------
Entries for quarter ended
June 30, 1997

Private placement of             3,000,000       30,000                               170,000                      200,000
stock-Arthur Mintz

Stock issued for                   300,000        3,000                                21,000                       24,000
advertising expenses

Stock issued for                   313,250        3,133                                21,927                       25,060
consulting agreements

Stock issued for purchase        2,000,000       20,000                               180,000                      200,000
of environmental timber
land

Loss for period 4/1 thru                                                                           (136,065)      (136,065)
6/30/97
                                ------------------------------------------------------------------------------------------

BALANCE, June 30, 1997          67,180,269     $671,802    1,000,000    $10,000   $37,852,569   ($3,697,007)   $34,837,364
                                ==========================================================================================

  The Notes To The Financial Statements Are An Integral Part Of This Statement

                   MADERA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   Summary of Significant Accounting Policies:

     Nature of Operations

      Madera International, Inc., a Nevada corporation (formerly Weaver Arms Corporation) emerged from Chapter 11 Bankruptcy proceedings on January 21,1994. During the fiscal year ended March 31, 1997, the Company started two subsidiaries: Asseradora Itaya, Inc. ("Itaya") a Peruvian corporation and Madera International Environmental, Inc. ("Environmental") a Nevada corporation, together ("The Company"). All significant inter-company transactions and amounts have been eliminated in the consolidating process. For the quarter ending June 30, 1997, the consolidation process was not done thus the elimination is not reflected and a receivable from subsidiary has been recorded.

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

     Property and Equipment

      Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets, which range from 5 to 7 years. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation for the quarter ending June 30, 1997 was not calculated.

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

B.   Accounts Receivable:

      Accounts receivable represent amounts due for sales of timber. Management has determined that the entire amount as of June 30, 1997 is fully collectible.

C.   Inventory:

      Inventory as of June 30, 1997 and 1996 consists of varying sizes of rough cut mahogany and cedar lumber awaiting customers orders. The valuation of the inventory was made by an independent third party who determined the quantity and value of the existing inventory. Some of the inventory was purchased from Ramiro Fernandez-Moris, President of the Company, in exchange for preferred stock (Note J). The majority of the inventory balance was purchased with cash from unrelated third parties.

D.   Property and Equipment:

      Property and equipment is summarized as follows:
                                                                1996
                                                             as adjusted
                                                  1997         (Note N)
                                              -----------    -----------
          Sawmill - Brazil                    $ 2,600,000    $ 2,600,000
          Office furniture and equipment           19,585              -
                                              -----------    -----------

                                                2,619,585      2,600,000

          Less accumulated depreciation          (131,809)       (65,000)
                                              -----------    -----------

          Property and equipment, net         $ 2,487,776    $ 2,535,000
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

      During the fiscal year ending March 31, 1995 the Nicaraguan government chose to withdraw the extraction rights for all of the 400,000 Hectares the Company owns. As a result of this governmental action the value of the property owned by the Company has been significantly reduced. Due to the uncertainties with the Nicaraguan government the determination of the remaining value of the property is uncertain. Management has made the decision to write off the full value of the Nicaraguan asset during its fiscal year ending March 31, 1995. As part of this write off 1,666,667 of the original 3,400,000 (post split) shares issued have been recovered and canceled.

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

      Pursuant to the purchase agreement the Company and Mandarin agreed the purchase price shall be $1,500,000. During the year ended March 31, 1996 the Company issued 5,070,000 shares of its common stock with a value of $1,064,250 as part of this transaction. In addition the Company is negotiating with Mandarin, or their successors, the additional number of common shares with a value of $423,750 to be issued as final payment of this transaction. The $423,750 is reflected in the financial statements of the Company as a liability. This amount is not owing to Mandarin, instead it is due to entities that replaced Mandarin in the transaction.

G.   Miscellaneous:

      Miscellaneous assets at June 30, 1997 and 1996 consist of the following:

                                                  1997           1996
                                              -----------    -----------

          Receivables - other                 $    31,882    $         -
          Down payment on timber property          15,000              -
                                              -----------    -----------

                                              $    46,882    $         -
                                              ===========    ===========

H.   Notes Payable - Related Party:

      Notes payable - related party are summarized as follows:

                                                          1997       1996
                                                        --------    -------

        Notes     payable     to    Mr.     Ramiro
        Fernandez-Moris, President of the Company,
        and Mr.  Daniel Lezak,  former  President,
        respectively.  All notes bear  interest at
        prime plus 1%.  Principal and interest for
        all notes is due and payable on demand or
        within one year.                                $403,500    $445,796

                 Less current portion                    403,500     445,796
                                                        --------    --------

                                                        $      -    $      -
                                                        ========    ========


I.   Income Taxes:

      The Company's total deferred tax asset as of June 30, 1997 is as follows:

          Deferred tax assets:
          Net operating loss carry forwards              $ 1,200,000

          Valuation allowance                             (1,200,000)
                                                         -----------

          Net deferred tax asset                         $         -
                                                         ===========

      As of March 301, 1997, the Company had net operating loss carry forwards, before any limitations, which expire as follows:

                            Year Ending
                              March 31,          Federal
                            -----------        ----------
                                2010           $1,654,000
                                2011            1,680,000
                                2012              100,000
                                               ----------

                                               $3,434,000
                                               ==========

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

      Authorized preferred stock at March 31, 1997 also consists of Series A, B and C preferred stock which have various conversion features for the exchange of common stock for each share of preferred stock. As of March 31, 1997, all outstanding Series A, B and C preferred shares had been converted. This position continues at June 30, 1997.

     Common Stock

      During the twelve months ended March 31, 1997 and 1996 the Company issued 10,650,100 and 9,393,500 shares of common stock, respectively, in exchange for consulting and other services provided. Shares continue to be issued during the current fiscal year refer to the Statement of Changes in Equity for details of current quarter issuances.

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

L.   Commitments and Contingencies:

     Operating Leases

      The Company leases office facilities under operating leases which expire in June 2000. The accompanying statement of operations includes expenses from operating leases of $12,079 for 1997. Future minimum lease payments due under noncancellable operating leases as of June 30, 1997 are as follows:

                         1998                 $10,598
                         1999                  22,534
                         2000                  11,167
                   Thereafter                       -
                                              -------
                                              $44,299
                                              =======


     Litigation

      During the year ended March 31, 1996 the Company was a defendant in two legal proceedings. Both cases resulted in a judgement against the Company, albeit, both judgments were settlements to avoid further costs, in the amounts of $158,834 and $100,000. The Company paid $145,000 during the year ended March 31, 1997 and the remaining balance of $113,834 is reflected in accounts payable. These payments continue until payoff.

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

      The transaction was completed in June, 1997 at a cost of $441,000 of which $241,000 was recorded as due to related parties and the balance of $200,000 was paid through the issuance of 2,000,000 shares of Common Stock to Wood International, Inc. Additionally an environmentally oriented sale of approximately 6,700 Acres of that property was accomplished at $135,000 creating a small profit.


ITEM 2.  MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

For the Three Months Ended June 30, 1997

Financial Condition:

         The Company's working capital resources during the three months ended June 30, 1997 were provided by operations, loans from related parties (See Notes to Financial Statements), and stock placements. Loans from related parties provided proceeds of $211,000 during the three months ended June 30, 1997, increasing the Company's debt to related parties from $192,500 at fiscal year-end March 31, 1997 to $403,500 during the June, 1997 quarter. Additional working capital was obtained by the sale of common stock totaling $200,000 during the three months ended June 30, 1997. The Company's operations for the three months ended June 30, 1997 utilized cash resources for continuing to build its inventory.

         Management believes that the Company's working capital resources and anticipated cash flow from timber sales will be sufficient to support operations during the year ending March 31, 1998.

Results of Operations:

         During the three months ended June 30, 1997, the Company's sales efforts resulted in orders for Mahogany and Spanish Cedar. The Company is preparing a large shipment of Spanish Cedar and Mahogany from the Company- owned mill in Brazil. The Company continues to direct funds toward the accumulation of inventory and the procurement of sales, at the same time holding General and Administrative expenses to a minimum.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS..

         The Company has engaged counsel to analyze and prepare for recovery of stock issued in certain transactions. This analysis and recovery procedure will be outlined in the third quarter. All other legal matters have been resolved.

ITEMS 2. through 4. are not applicable.

ITEM 5.  OTHER INFORMATION. Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



      MADERA INTERNATIONAL, INC.
            (Registrant)


Date: August 10, 1997                       /s/ Ramiro Fernandez-Moris
                                            --------------------------
                                            Ramiro Fernandez-Moris, Chairman,
                                            President & CEO

      August 10, 1997                       /s/ Regina Fernandez
                                            --------------------------
                                            Regina Fernandez, Chief Financial
                                            Officer