Form 10QSB
period 1997-09-30
MADERA INTERNATIONAL INC
filed 1997-11-14
CIK 810750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

             ( x ) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                                       OR

             (   ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Transition period from _____ to _____

                         Commission file number 0-16523

                           MADERA INTERNATIONAL, INC.
                           -------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                         68-0318289
 ------------------------------                          ----------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)


2600 Douglas Road - Suite 1004, Coral Gables, FL              33134
------------------------------------------------              -----
   (Address of principal executive offices)                 (Zip Code)

                                 (305) 774-9411
                                ---------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ( X )   No (   )

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes ( X )   No (   )

As of September 30, 1997, there were 68,703,269 shares of common stock ($.01 par value) issued and outstanding.

Total sequentially numbered pages in this document:    17

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                           Madera International, Inc.
                                  Balance Sheet
                        For The Period Ended September 30


                                ASSETS                  1996            1997
                                                     (Unaudited)     (Unaudited)
                                                    ----------------------------
              Current Assets
Cash                                                $   331,754     $    71,654
Receivables (Note B)                                    434,000       1,900,976
Inventory (Note A and C)                                611,539       2,578,156
                                                    ----------------------------
     Total Current Assets                             1,377,293       4,550,786
                                                    ----------------------------
         Property, Plant & Equipment
Investment in Timber Producing Property (Note E)     27,500,000      27,500,000
Sawmill in Brazil (Note D)                            2,600,000       2,468,191
Other investments                                     1,500,000       1,500,000
Furniture & equipment                                    16,754          20,629
Other                                                         0               0
                                                    ----------------------------
Total Property, Plant & Equipment                    31,616,754      31,488,820
                                                    ----------------------------
              Other Assets
Inter-company Aserradera Itaya                                0         269,822
Investment in environmental land                              0         352,544
Security deposits                                             0           5,794
Other receivables                                         9,560          32,697
                                                    ----------------------------
Total Other Assets                                        9,560         660,857
                                                    ----------------------------
     Total Assets                                   $33,003,607     $36,700,463
                                                    ============================



  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                           Madera International, Inc.
                                  Balance Sheet
                        For The Period Ended September 30
                                   (Continued)


                                                        1996            1997
                                                     (Unaudited)     (Unaudited)
                                                    ----------------------------
      Liabilities and Shareholder Equity
            Current Liabilities
Accounts payable                                        374,789         297,075
Accrued taxes payable                                    10,086               0
Income taxes payable                                      1,600           1,600
Other accrued expenses                                   48,268         123,203
Current portion of long term debt (Note H)              465,796         428,750
                                                    ----------------------------
Total Current Liabilities                               900,539         850,628
                                                    ----------------------------
Long-Term Debt (Note H)                                       0               0
Common stock to be issued                               423,750         423,750
                                                    ----------------------------
     Total Liabilities                                1,324,289       1,274,378
                                                    ----------------------------
          Stockholders' Equity
Redeemable Preferred Stock - $.01 Par,                    3,333          10,000
100,000,000 shares authorized, 333,333
shares in 1996 and 1,000,000 shares in
1997 were issued and outstanding

Common Stock - $.01 Par, 250,000,000                    574,017         687,032
shares authorized, 57,401,786 in 1996
and 68,703,269 in 1997 were issued and
outstanding

Paid in capital                                      34,974,920      37,974,409
Retained Deficit Prior                               (3,379,473)     (3,560,942)
Retained Deficit Current                               (493,479)        315,586
                                                    ----------------------------
     Total Shareholder Equity                        31,679,318      35,426,085
                                                    ----------------------------
Total Liabilities and Equity                        $33,003,607     $36,700,463
                                                    ============================











  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT



                                                Madera International, Inc.
                                            Unaudited Statement of Operations
                                       For The Six Month Period Ended September 30
                                                            3 Months      Fiscal Year       3 Months     Fiscal Year
                                                              1996           1996             1997          1997
                                                        --------------------------------------------------------------
Income:
Timber sales                                                $245,000        $245,000      $1,183,639      $1,466,157
Other income (expense)                                         2,255           2,255           5,000         135,000
                                                        --------------------------------------------------------------
          Total Income                                       247,255         247,255       1,188,639       1,601,157
                                                        --------------------------------------------------------------
Cost of Sales:
Beginning Inventory                                          629,000         490,000       2,731,975       2,775,918
Purchases                                                     82,000         221,000         197,838         351,657
Inventory adjustment                                               0               0               0               0
Field costs                                                   38,146          38,146          (4,579)            421
Field travel                                                       0               0               0               0
Sales costs and travel                                         1,393           1,393           3,558           4,599
Commissions                                                        0               0               0               0
Environmental land costs                                           0               0               0         121,356
Joint venture costs                                                0               0               0               0
                                                        --------------------------------------------------------------
          Total accumulated costs                            750,539         750,539       2,928,792       3,253,951
Less:  Ending inventory  (Note  A and C)                    (611,539)       (611,539)     (2,578,156)     (2,578,156)
                                                        --------------------------------------------------------------
          Cost of sales                                      139,000         139,000         350,636         675,795
                                                        --------------------------------------------------------------
          Gross margin (Loss)                                108,255         108,255         838,003         925,362
                                                        --------------------------------------------------------------
Operating Expenses:
General and Administrative                                   143,040         395,484         386,352         609,776
                                                        --------------------------------------------------------------
     Pre-Tax Profit (Loss)                                  ($34,785)      ($287,229)       $451,651        $315,586
     Extra-ordinary loss due to fund raising                (206,250)       (206,250)              0               0
     Taxes (Note I)                                                0               0               0               0
                                                        --------------------------------------------------------------
     Operating Profit (Loss)                               ($241,035)      ($493,479)       $451,651        $315,586
                                                        ==============================================================

Earnings (Loss) per Share of Common Stock and                ($0.004)        ($0.009)         $0.007          $0.005
Common Stock Equivalents
                                                        ==============================================================
Common Stock outstanding                                  57,401,786      57,401,786      68,703,269      68,703,269
                                                        ==============================================================

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                        UNAUDITED STATEMENT OF CASH FLOWS
                   For The Six Month Period Ended September 30


          CASH FLOWS IN OPERATING ACTIVITIES             1996            1997
                                                   -----------------------------
Net Profit (Loss)                                     ($493,479)       $315,586
                                                   -----------------------------
Adjustments to Reconcile Net Income to
     Net Cash Used in Operating Activities:

(Increase) Decrease in:

     Receivables                                       (245,000)     (1,050,426)
     Inventory                                         (121,539)        197,762
     Purchase of Furniture and Equipment                (16,754)         (2,544)
     Loans to employees                                  (8,025)           (815)
Increase (Decrease) in:

     Accounts payable                                     4,055          67,716
     Accrued expenses                                         0          75,000
     Payment of Legal Judgment                          (50,000)              0
     Common stock to be issue - Acquisition                   0               0
       NET CASH PROVIDED BY (USED IN)              -----------------------------
           OPERATING ACTIVITIES                        (930,742)       (397,721)
                                                   -----------------------------
          CASH FLOWS FROM FINANCING ACTIVITIES

(Increase) Decrease in:
     Inter-company                                            0        (269,822)
     Timber property purchase                                 0               0
     Investments                                              0        (337,544)
     Sawmill and related equipment purchase                   0               0
Increase (Decrease) in:
     Due to related parties                              20,000         236,250
     Preferred stock                                     (1,667)              0
     Common stock                                       154,377          71,363
     Paid in capital                                  1,007,179         514,767
       NET CASH PROVIDED BY (USED IN)              -----------------------------
           FINANCING ACTIVITIES                       1,179,889         215,014
                                                   -----------------------------
NET INCREASE (DECREASE) IN CASH                         249,147        (182,707)
CASH, at Beginning of Period                             82,607         254,361
                                                   -----------------------------
CASH, at End of Period                                 $331,754         $71,654
                                                   =============================







  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT



                                                      Madera International, Inc.
                                        UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                           For the Six Month Period Ended September 30, 1997


                                                      Common Stock        Preferred Stock   Additional
                                                -----------------------------------------     Paid In       Retained
                                                    Shares     Amount    Shares    Amount     Capital       Earnings       Total
                                                ------------------------------------------------------------------------------------
BALANCE, March 31, 1997                          61,567,019  $615,669  1,000,000  $10,000   $37,459,642   ($3,560,942)  $34,524,369
                                                ------------------------------------------------------------------------------------
Entries for quarter ended June 30, 1997
Private placement of stock-Arthur Mintz           3,000,000    30,000                           170,000                     200,000
Stock issued for advertising expenses               300,000     3,000                            21,000                      24,000
Stock issued for consulting agreements              313,250     3,133                            21,927                      25,060
Stock issued for purchase of environmental        2,000,000    20,000                           180,000                     200,000
timber land

Loss for period 4/1 thru 6/30/97                                                                             (136,065)     (136,065)
                                                ------------------------------------------------------------------------------------

BALANCE, June 30, 1997                           67,180,269  $671,802  1,000,000  $10,000   $37,852,569   ($3,697,007)  $34,837,364
                                                ------------------------------------------------------------------------------------
Entries for quarter ended September 30,
1997
Stock issued for consulting fees                  1,495,000    14,950                           119,600                     134,550
Stock issued for legal expense                       28,000       280                             2,240                       2,520
Profit for period ended 9/30/97                                                                               451,651       451,651
                                                ------------------------------------------------------------------------------------
BALANCE, September 30, 1997                      68,703,269  $687,032  1,000,000  $10,000   $37,974,409   ($3,245,356)  $35,426,085
                                                ====================================================================================


                             The Notes To The Financial Statements Are An Integral Part Of This Statement

                   MADERA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A.   Summary of Significant Accounting Policies:

     Nature of Operations

      Madera International, Inc., a Nevada corporation (formerly Weaver Arms Corporation) emerged from Chapter 11 Bankruptcy proceedings on January 21, 1994. During the fiscal year ended March 31, 1997, the Company started two subsidiaries: Asseradora Itaya, Inc. ("Itaya") a Peruvian corporation and Madera International Environmental, Inc. ("Environmental") a Nevada corporation, together ("The Company"). All significant inter-company transactions and amounts have been eliminated in the consolidating process. For the quarter ending September 30, 1997, the consolidation process was not done thus the elimination is not reflected and a receivable from subsidiary has been recorded. The accounting for the subsidiary would cause no adverse effect on the Statement of Operations.

      The Company, in conjunction with Itaya, is engaged in the harvesting, milling and exporting of timber from South America. The Company sells its products to major lumber distributors throughout the world.

      Environmental is dedicated to the conservation of the Amazon Rain Forest. Through its three programs 1) own a tree 2) replant a tree and 3) replant a seedling for kids, Environmental manages and re-plants virgin and cleared timberland in the Brazilian Amazon Region. These programs will safeguard this region from any commercial exploitation including farming, ranching, mining and logging or the removal of any fauna or flora for any purpose.

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

     Net Profit (Loss) Per Share

      The net profit (loss) per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period. The effect of convertible securities are excluded from the computation because the effect on the net loss per common share would be anti-dilutive.

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

     Inventories

      Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method. A physical inventory is taken annually.
      Relief of the inventory related to sales is based upon estimated costs with adjustments made at the end of the fiscal year.

     Property and Equipment

      Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets, which range from 5 to 7 years. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation for the quarter ending September 30, 1997 was not calculated.

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

B.   Accounts Receivable:

      Accounts receivable represent amounts due for sales of timber. Management has determined that the entire amount as of September 30, 1997 is fully collectible.

C.   Inventory:

      Inventory as of September 30, 1997 and 1996 consists of varying sizes of rough cut mahogany and cedar lumber awaiting customers orders. The valuation of the inventory was made by an independent third party who determined the quantity and value of the existing inventory. Some of the inventory was purchased from Ramiro Fernandez-Moris, President of the Company, in exchange for preferred stock (Note J). The majority of the inventory balance was purchased with cash from unrelated third parties. See accounting policies for inventory in item 1 above.

D.   Property and Equipment:
      Property and equipment is summarized as follows:
                                                                 1996
                                                  1997       as adjusted
                                              -----------    -----------
          Sawmill - Brazil                    $ 2,600,000    $ 2,600,000
          Office furniture and equipment           20,629              -
                                              -----------    -----------
                                                2,620,629      2,600,000
          Less accumulated depreciation          (131,809)       (65,000)
                                              -----------    -----------
          Property and equipment, net         $ 2,488,820    $ 2,535,000
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

      During November 1995 it came to the attention of management that there may be a problem with ownership of the property that was to be transferred to the Company. The Company placed RFC on notice to perform the transfer of assets by December 15, 1995 or the agreement would be rescinded. As a result of nonperformance by RFC, the Board of Directors of the Company approved a rescission of the transaction on December 17, 1995 and all parties were placed on notice of the rescission. As part of the rescission the Company is pursuing legal action to recover all 12,000,000 shares of the Company's Series C preferred stock and 425,000 shares of the Company's common stock that were issued as part of the original transaction. Subsequent to year end the Company has recovered some of the stock and is still pursuing legal action to recover the remaining stock. As a result of this rescission the Company has adjusted the full value of the acquired asset and reversed the preferred stock issuance during the year ended March 31, 1996.
                                       9

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

      Pursuant to the purchase agreement the Company and Mandarin agreed the purchase price shall be $1,500,000. During the year ended March 31, 1996 the Company issued 5,070,000 shares of its common stock with a value of $1,064,250 as part of this transaction. In addition the Company is negotiating with Mandarin, or their successors, the additional number of common shares with a value of $423,750 to be issued as final payment of this transaction. The $423,750 is reflected in the financial statements of the Company as a liability. This amount is not owing to Mandarin, instead it is due to entities that replaced Mandarin in the transaction, these include Forest & Environmental Resources, Inc. and Gateway Industries Ltd.

G.   Miscellaneous:

      Miscellaneous assets at September 30, 1997 and 1996 consist of the following:

                                                  1997           1996
                                              -----------    -----------

          Receivables - other                 $    32,697       $      -
                                              -----------    -----------

                                              $    32,697       $      -
                                              ===========    ===========

H.   Notes Payable - Related Party:

      Notes payable - related party are summarized as follows:

                                                          1997       1996
                                                        --------    -------

        Notes payable to Mr. Ramiro Fernandez-Moris,    $428,750    $445,796
        President of the Company, in 1997, and Mr.
        Daniel Lezak, former President, respectively, in 1996. All notes bear interest at prime plus 1%. Principal and interest for all notes is due and payable on demand or within one year.

                 Less current portion                    428,750     445,796
                                                        --------    --------

                                                        $      -    $      -
                                                        ========    ========



I.   Income Taxes:

      The Company's total deferred tax asset as of September 30, 1997 is as follows:

          Deferred tax assets:
          Net operating loss carry forwards              $ 1,200,000

          Valuation allowance                             (1,200,000)
                                                          ----------

          Net deferred tax asset                         $         -
                                                          ==========

      As of March 31, 1997, the Company had net operating loss carry forwards, before any limitations, which expire as follows:

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

      Authorized preferred stock currently also consists of Series A, B and C preferred stock which have various conversion features for the exchange of common stock for each share of preferred stock. As of March 31, 1997, all outstanding Series A, B and C preferred shares had been converted. This position continues for the current period.

     Common Stock

      During the twelve months ended March 31, 1997 and 1996 the Company issued 10,650,100 and 9,393,500 shares of common stock, respectively, in exchange for consulting and other services provided. Shares continue to be issued during the current fiscal year, refer to the Statement of Changes in Equity for details of current quarter issuances.

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

     Common Stock Class A and Class B Warrants

      Warrants remain outstanding with no change from previous reports. The Board of Directors is reviewing the warrants and have considered terminating them. No decision has been made pending a review by investment bankers. Approximately 20 Million warrants are outstanding.

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

      These adjustments continue during the fiscal year, a detailed analysis will be supplied with the 10K at the end of the fiscal year.

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
                                      -------
                                      $44,299
                                      =======


     Litigation

      During the year ended March 31, 1996 the Company was a defendant in two legal proceedings. Both cases resulted in a judgement against the Company, albeit, both judgments were settlements to avoid further costs, in the amounts of $158,834 and $100,000. The Company paid $145,000 during the year ended March 31, 1997 and the remaining balance of $113,834 is reflected in accounts payable. The $100,000 judgment was settled with a $50,000 payment, thus saving $50,000. These payments continue until payoff.

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

ITEM 2.  MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

For the Six Months Ended September 30, 1997

Financial Condition:

     The Company's working capital resources during the six months ended September 30, 1997 were provided by operations, loans from related parties (See Notes to Financial Statements), and stock placements. Loans from related parties provided minimal proceeds during the three months ended September 30, 1997, increasing the Company's debt to related parties from $192,500 at fiscal year-end March 31, 1997 to $428,750 during the September, 1997 quarter. Additional working capital was obtained by the sale of common stock totaling $200,000 during the six months ended September 30, 1997. The Company's operations for the six months ended September 30, 1997 utilized cash resources for continuing to build its inventory, but also provided additional working capital with increased sales and a profitable operation. Profit for the six months ended September 30, 1997 is $315,000 and for the three month quarter is $451,000.

     Management believes that the Company's working capital resources and anticipated cash flow from timber sales will be sufficient to support operations during the year ending March 31, 1998.

Results of Operations:

     During the six months ended September 30, 1997, the Company's sales efforts resulted in increased orders for its hardwoods coupled with increased sales. The Company achieved profitability of $315,000 for the six month period and $451,000 for the quarter. The Company continues to direct funds toward the accumulation of inventory and the procurement of sales. Based upon existing orders and planned shipping the projection for the entire fiscal year appears profitable.


                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

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


                                     MADERA INTERNATIONAL, INC.
                                     ---------------------------
                                     (Registrant)



Date: November 5, 1997               /s/ Ramiro Fernandez-Moris
                                     ----------------------------
                                     Ramiro Fernandez-Moris,
                                     Chairman, President & CEO


      November 5, 1997               /s/ Regina Fernandez
                                     ----------------------------
                                     Regina Fernandez,
                                     Chief Financial Officer