Form 10QSB
period 1997-12-31
MADERA INTERNATIONAL INC
filed 1998-01-29
CIK 810750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

             ( x ) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1997

                                       OR

             (   ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Transition period from _____ to _____

                         Commission file number 0-16523

                           MADERA INTERNATIONAL, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                          68-0318289
-------------------------------                       ---------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)


2600 Douglas Road - Suite 1004, Coral Gables, FL                33134
------------------------------------------------              ----------
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

As of December 31, 1997, there were 68,703,269 shares of common stock ($.01 par value) issued and outstanding.

Total sequentially numbered pages in this document:   17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            Madera International, Inc.
                                   Balance Sheet
                         For The Period Ended December 31

ASSETS                                                  1996           1997
                                                    (Unaudited)    (Unaudited)
                                                    --------------------------
Current Assets
Cash                                                    $54,871        $40,024
Receivables (Note B)                                    682,505      1,127,626
Inventory (Note A and C)                              2,910,539      2,578,156
                                                    --------------------------
          Total Current Assets                        3,647,915      3,745,806
                                                    --------------------------
          Property, Plant & Equipment
Investment in Timber Producing
  Property (Note E)                                  27,515,000     27,500,000
Investment in sawmill and related
  properties (Note D)                                 2,600,000      2,468,191
Other investments                                     1,500,000      1,500,000
Furniture & equipment                                    18,085         22,134
Other                                                         0              0
                                                    --------------------------
Total Property, Plant & Equipment                    31,633,085     31,490,325
                                                    --------------------------
             Other Assets
Inter-company Aserraadera Itaya (Note A)                      0      1,167,838
Investment in environmental land                              0        357,544
Security deposits                                             0          5,794
Other receivables                                        57,216         28,033
                                                    --------------------------
Total Other Assets                                       57,216      1,559,209
                                                    --------------------------
          Total Assets                               35,338,216     36,795,340
                                                    --------------------------
         Liabilities and Shareholder Equity
                 Current Liabilities
Accounts payable                                        325,255        299,147
Accrued taxes payable                                    10,086              0
Income taxes payable                                      1,600          1,600
Other accrued expenses                                   48,268        123,203
Current portion of long term debt (Note H)              286,796        468,000
                                                    --------------------------
Total Current Liabilities                               672,005        891,950
                                                    --------------------------
Long-Term Debt (Note H)                                       0              0
Common stock to be issued                               423,750        423,750
                                                    --------------------------
          Total Liabilities                           1,095,755      1,315,700
                                                    --------------------------

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                            Madera International, Inc.
                             Balance Sheet (Cont'd)
                         For The Period Ended December 31

                                                        1996           1997
                                                    (Unaudited)    (Unaudited)
                                                    --------------------------
            Stockholders' Equity
Redeemable Preferred Stock - $.01 Par,
  100,000,000 shares authorized, 333,333
  shares in 1996 and 1,000,000 shares in 1997
  were issued and outstanding                            15,000         10,000

Common Stock - $.01 Par, 250,000,000 shares
  authorized, 57,401,786 in 1996 and
  68,703,269 in 1997 were issued and
  outstanding                                           609,785        689,646

Paid in capital                                      37,412,950     37,984,865
Retained Deficit Prior                               (3,379,473)    (3,560,942)
Retained Deficit Current                               (415,801)       356,071
                                                    --------------------------
          Total Shareholder Equity                   34,242,461     35,479,640
                                                    --------------------------
Total Liabilities and Equity                        $35,338,216     36,795,340
                                                    ==========================

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                           Madera International, Inc.
                        Unaudited Statement of Operations
                For The Nine Month Period Ended December 31, 1997

                                                 3 Months       Fiscal Year     3 Months     Fiscal Year
                                                    1996           1996           1997           1997
                                                --------------------------------------------------------
Income:
Timber sales                                       $544,854       $789,854       $549,570     $2,015,727
Other income (expense)                                    0          2,255              0        135,000
                                                --------------------------------------------------------
          Total Income                              544,854        792,109        549,570      2,150,727
                                                --------------------------------------------------------
Cost of Sales:
Beginning Inventory                                 611,539        490,000      2,578,156      2,775,918
Purchases                                           158,240        379,240        564,211        915,868
Inventory adjustment                              2,400,000      2,400,000              0              0
Field costs                                               0         38,146              0            421
Field travel                                              0              0              0              0
Sales costs and travel                               11,926         13,319          4,504          9,103
Commissions                                               0              0              0              0
Environmental land costs                                  0              0              0        121,356
Joint venture costs                                       0              0              0              0
                                                --------------------------------------------------------
          Total accumulated costs                 3,181,705      3,320,705      3,146,871      3,822,666

Less:  Ending inventory  (Note  A and C)         (2,910,539)    (2,910,539)    (2,775,918)    (2,775,918)
                                                --------------------------------------------------------
          Cost of sales                             271,166        410,166        370,953      1,046,748
                                                --------------------------------------------------------
          Gross margin (Loss)                       273,688        381,943        178,617      1,103,979
                                                --------------------------------------------------------
Operating Expenses:
General and Administrative                          196,010        591,494        138,132        747,908
                                                --------------------------------------------------------
     Pre-Tax Profit (Loss)                          $77,678      ($209,551)       $40,485       $356,071
     Extra-ordinary loss due to fund raising              0       (206,250)             0              0
     Taxes (Note I)                                       0              0              0              0
                                                --------------------------------------------------------
     Operating Profit (Loss)                        $77,678      ($415,801)       $40,485       $356,071
                                                ========================================================

Earnings (Loss) per Share of Common Stock
  and Common Stock Equivalents                       $0.001        ($0.007)        $0.001         $0.005
                                                ========================================================
Common Stock outstanding                         60,978,569     60,978,569     68,964,669     68,964,669
                                                ========================================================

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                        UNAUDITED STATEMENT OF CASH FLOWS
                For The Nine Month Period Ended December 31, 1997

          CASH FLOWS IN OPERATING ACTIVITIES              1996          1997
                                                      ------------------------

Net Profit (Loss)                                      ($415,801)     $356,071
                                                      ------------------------
Adjustments to Reconcile Net Income to
     Net Cash Used in Operating Activities:

(Increase) Decrease in:

     Receivables                                        (493,505)     (277,076)
     Inventory                                        (2,420,539)      197,762
     Purchase of Furniture and Equipment                 (18,085)       (4,049)
     Loans to employees                                   (8,025)        3,849
Increase (Decrease) in:

     Accounts payable                                    (15,479)       69,788
     Accrued expenses                                          0        75,000
     Payment of Legal Judgment                           (80,000)            0
     Common stock to be issue - Acquisition                    0             0

               NET CASH PROVIDED BY (USED IN)         ------------------------
               OPERATING ACTIVITIES                   (3,451,434)      421,345
                                                      ------------------------
         CASH FLOWS FROM FINANCING ACTIVITIES
(Increase) Decrease in:
     Inter-company                                             0    (1,167,838)
     Timber property purchase                            (15,000)            0
     Investments                                         (47,656)     (342,544)
     Sawmill and related equipment purchase                    0             0
Increase (Decrease) in:
     Due to related parties                             (159,000)      275,500
     Preferred stock                                      10,000             0
     Common stock                                        190,145        73,977
     Paid in capital                                   3,445,209       525,223

               NET CASH PROVIDED BY (USED IN)         ------------------------
               FINANCING ACTIVITIES                    3,423,698      (635,682)
                                                      ------------------------
NET INCREASE (DECREASE) IN CASH                          (27,736)     (214,337)
CASH, at Beginning of Period                              82,607       254,361
                                                      ------------------------
CASH, at End of Period                                   $54,871       $40,024
                                                      ========================

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                           Madera International, Inc.
             UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                For the Nine Month Period Ended December 31,1997


                                                Common Stock         Preferred Stock      Additional
                                          ---------------------------------------------    Paid In        Retained
                                            Shares       Amount     Shares       Amount    Capital        Earnings         Total
                                          -----------------------------------------------------------------------------------------
Balance, December 31, 1996                60,978,569    $609,786   1,500,000    $15,000   $37,412,950    ($3,795,274)   $34,242,462
                                          -----------------------------------------------------------------------------------------

BALANCE, March 31, 1997                   61,567,019    $615,669   1,000,000    $10,000   $37,459,642    ($3,560,942)   $34,524,369
                                          -----------------------------------------------------------------------------------------
Entries for quarter ended
  June 30, 1997

Private placement of stock-Arthur Mintz    3,000,000      30,000                              170,000                       200,000
Stock issued for advertising expenses        300,000       3,000                               21,000                        24,000
Stock issued for consulting agreements       313,250       3,133                               21,927                        25,060
Stock issued for purchase of
  environmental timber land                2,000,000      20,000                              180,000                       200,000
Loss for period 4/1 thru 6/30/97                                                                            (136,065)      (136,065)
                                          -----------------------------------------------------------------------------------------
BALANCE, June 30, 1997                    67,180,269    $671,802   1,000,000    $10,000   $37,852,569    ($3,697,007)   $34,837,364
                                          -----------------------------------------------------------------------------------------
Entries for quarter ended
  September 30, 1997

Stock issued for consulting fees           1,495,000      14,950                              119,600                       134,550
Stock issued for legal expense                28,000         280                                2,240                         2,520
Profit for period ended 9/30/97                                                                              451,651        451,651
                                          -----------------------------------------------------------------------------------------
BALANCE, September 30, 1997               68,703,269    $687,032   1,000,000    $10,000   $37,974,409    ($3,245,356)   $35,426,085
                                          -----------------------------------------------------------------------------------------
Entries for quarter ended
  December 31, 1997

Stock issued for consulting fees             261,400       2,614                               10,456                        13,070
Profit for period ended 12/31/97                                                                              40,485         40,485
                                          -----------------------------------------------------------------------------------------
BALANCE, December 31, 1997                68,964,669    $689,646   1,000,000    $10,000   $37,984,865    ($3,204,871)   $35,479,640
                                          =========================================================================================




  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                  MADERA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   Summary of Significant Accounting Policies:

     Nature of Operations

         Madera International, Inc., a Nevada corporation (formerly Weaver Arms Corporation) emerged from Chapter 11 Bankruptcy proceedings on January 21,1994. During the fiscal year ended March 31, 1997, the Company started two subsidiaries: Asseradora Itaya, Inc. ("Itaya") a Peruvian corporation and Madera International Environmental, Inc. ("Environmental") a Nevada corporation, together ("The Company"). All significant inter-company transactions and amounts have been eliminated in the consolidating process. For the quarter ending December 31, 1997, the consolidation process was not done thus the elimination is not reflected and a receivable from subsidiary has been recorded. The accounting for the subsidiary would cause no adverse effect on the Statement of Operations. The actual expenditures when recorded will be primarily a build up of inventory for shipment in the fourth quarter.

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

B.   Accounts Receivable:

         Accounts  receivable   represent  amounts  due  for  sales  of  timber.
         Management has determined that the entire amount as of December 31, 1997 is fully collectible.

C.   Inventory:

         Inventory as of December 31, 1997 and 1996 consists of varying sizes of rough cut mahogany and cedar lumber awaiting customers orders in addition to unprocessed logs awaiting processing in accordance with customer requests. The valuation of the inventory was made by an independent third party who determined the quantity and value of the existing inventory. Some of the inventory was purchased from Ramiro Fernandez-Moris, President of the Company, in exchange for preferred stock (Note J). The majority of the inventory balance was purchased with cash from unrelated third parties. See accounting policies for inventory in item 1 above.

D.   Property and Equipment:

         Property and equipment is summarized as follows:
                                                                1996
                                                  1997       as adjusted
                                              -----------    -----------
          Sawmill - Brazil                    $ 2,600,000    $ 2,600,000
          Office furniture and equipment           22,134              -
                                              -----------    -----------

                                                2,622,134      2,600,000

          Less accumulated depreciation          (131,809)       (65,000)
                                              -----------    -----------

          Property and equipment, net         $ 2,490,325    $ 2,535,000
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

         During November 1995 it came to the attention of management that there may be a problem with ownership of the property that was to be transferred to the Company. The Company placed RFC on notice to perform the transfer of assets by December 15, 1995 or the agreement would be rescinded. As a result of nonperformance by RFC, the Board of Directors of the Company approved a rescission of the transaction on December 17, 1995 and all parties were placed on notice of the rescission. As part of the rescission the Company is pursuing legal action to recover all 12,000,000 shares of the Company's Series C preferred stock and 425,000 shares of the Company's common stock that were issued as part of the original transaction. Subsequent to year end the Company has recovered some of the stock and received a judgment against Ralph Financial, which judgment calls for the return of the balance of the stock, cancellation of any of the stock that may be in 3rd party hands, and the collection of $200,000 plus legal fees for stock that may have been sold. As a result of this rescission the Company has adjusted the full value of the acquired asset and reversed the preferred stock issuance during the year ended March 31, 1996.

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

         Pursuant to the purchase agreement the Company and Mandarin agreed the purchase price shall be $1,500,000. During the year ended March 31, 1996 the Company issued 5,070,000 shares of its common stock with a value of $1,064,250 as part of this transaction. In addition the
         Company is negotiating with Mandarin, or their successors, the additional number of common shares with a value of $423,750 to be issued as final payment of this transaction. The $423,750 is reflected in the financial statements of the Company as a liability. This amount is not owing to Mandarin, instead it is due to entities that replaced

         Mandarin  in the  transaction,  these  include  Forest &  Environmental
         Resources, Inc. and Gateway Industries Ltd. The Company has not converted this amount into stock due to the continued low current market price for the stock.

G.   Miscellaneous:

         Miscellaneous assets at December 31, 1997 and 1996 consist of the following:

                                                  1997           1996
                                              -----------    -----------

          Receivables - other                 $    28,033       $ 57,216
                                                                       -
                                              -----------    -----------

                                              $    28,033       $ 57,216
                                              ===========    ===========

H.   Notes Payable - Related Party:

         Notes payable - related party are summarized as follows:

                                                          1997       1996
                                                        --------    --------

         Notes payable to Mr. Ramiro Fernandez-Moris,   468,0000     286,796
           President of the Company, in 1997, and Mr.
           Daniel    Lezak,     former     President,
           respectively, in 1996. All notes bear interest at prime plus 1%. Principal and interest is due and payable on demand or within one year.

                 Less current portion                   468,0000     286,796
                                                        --------    --------

                                                        $      -    $      -
                                                        ========    ========

I.   Income Taxes:

         The Company's total deferred tax asset as of December 31, 1997 is as follows:

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

J.   Stockholders' Equity:

     Preferred Stock

         During  the twelve  months  ended  March 31,  1997 the  Company  issued
         1,000,000 shares of convertible Series D preferred stock to Ramiro Fernandez-Moris, President of the Company in exchange for $2,400,000 of timber inventory owned by Mr. Fernandez-Moris which is located in Brazil. The conversion feature of the preferred stock floats such that at the time of conversion a calculation will be performed to determine the exact number of common shares that are necessary to be issued to Ramiro Fernandez-Moris to ensure he has at least a 51% ownership interest in the Company. The conversion period is for five years and can only be completed if any of the following events occur: sale of the Company, retirement of Ramiro Fernandez-Moris, the termination of Ramiro Fernandez-Moris without cause or the expiration of the five year period. No further issuances have been made as of the current period.

         Authorized preferred stock currently also consists of Series A, B and C preferred stock which have various conversion features for the exchange of common stock for each share of preferred stock. As of March 31, 1997, all outstanding Series A, B and C preferred shares had been converted. This position continues for the current period.

     Common Stock

         During the three months ended December 31, 1997 and 1996 the Company issued 261,400 and 3,577,000 shares of common stock, respectively, in exchange for consulting and other services provided. Shares continue to be issued during the current fiscal year, refer to the Statement of Changes in Equity for details of current quarter issuances.

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

     Common Stock Class A and Class B Warrants

         During the quarter ended December 31, 1997, the Board of Directors resolved to discontinue all Class A and Class B Warrants. This action was taken to reflect the current market prices and to avoid dilution at these prices. The Board left the door open for future warrant issues that may aid in future financing.

K.   Supplemental Cash Flow Information:

         Supplemental disclosures of cash flow information for the years ended March 31, 1997, and 1996 are summarized as follows:

                                                         1997           1996
                                                      ----------     ----------

         Cash paid for interest                       $   56,000     $   48,000
                                                      ==========     ==========

         Noncash investing and financing activities:

           Investment acquired with stock issuance             -     1,500,000
           Common stock issued for services              599,200       751,480
           Preferred stock (Series D) issued for
             inventory                                 2,400,000             -
           Common stock issued for investment                  -     1,064,250

         These adjustments continue during the fiscal year, a detailed analysis will be supplied with the 10K at the end of the fiscal year.

L.   Commitments and Contingencies:

     Operating Leases

         The Company leases office facilities under operating leases which expire in June 2000. The accompanying statement of operations includes expenses from operating leases of $12,079 for 1997. Future minimum lease payments due under noncancellable operating leases as of December 31, 1997 are as follows:

                 1998                 $10,598
                 1999                  22,534
                 2000                  11,167
           Thereafter                       -
                                      -------
                                      $44,299
                                      =======
     Litigation

         During the year ended March 31,1996 the Company was a defendant in two legal proceedings. Both cases resulted in a judgement against the

         Company, albeit, both judgments were settlements to avoid further costs, in the amounts of $158,834 and $100,000. The Company paid $145,000 during the year ended March 31, 1997 and the remaining balance of $113,834 is reflected in accounts payable. The $100,000 judgment was settled with a $50,000 payment, thus saving $50,000. These payments continue until payoff. The litigation against Ralph Financial, Inc. was successful in that the Company recovered all unsold shares of Common and Preferred Stock issued in this transaction and a judgment for $200,000 plus legal fees for that portion of the stock that was sold.


M.   Prior Period Adjustment:

         During the fiscal year ended March 31, 1997, that part of the "investment in timber producing property" (Note E) attributable to the physical sawmill facility was reclassified to property and equipment. Accordingly, a prior period adjustment has been recorded to reflect depreciation expense in the fiscal year ended March 31, 1996 in the amount of $65,000. Due to the net loss from operations in the prior period, there is no income tax effect of this adjustment.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Nine Months Ended December 31, 1997

Financial Condition:

         The Company's working capital resources during the nine months ended December 31, 1997 were provided by operations, loans from related parties (See Notes to Financial Statements), and stock placements. Loans from related parties provided minimal proceeds during the three months ended December 31, 1997, increasing the Company's debt to related parties from $192,500 at fiscal year-end March 31, 1997 to $468,000 during the December, 1997 quarter. The Company's operations for the nine months ended December 31, 1997 utilized cash resources for continuing to build its inventory, but also provided additional working capital with increased sales and a profitable operation. Profit for the nine months ended December 31,1997 is $356,071 and for the three month quarter is $40,485.

         Management believes that the Company's working capital resources and anticipated cash flow from timber sales will be sufficient to support operations during the year ending March 31, 1998. However, management continues to seek alternative financing for the continued opportunities in South America.

Results of Operations:

         During the nine months ended December 31, 1997, the Company's sales efforts resulted in increased orders for its hardwoods coupled with increased sales. The Company achieved profitability of $356,071 for the nine month period and $40,485 for the quarter. The Company continues to direct funds toward the accumulation of inventory and the procurement of sales. Based upon existing orders and planned shipping the projection for the entire fiscal year appears profitable.


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


                                       MADERA INTERNATIONAL, INC.
                                       -------------------------
                                             (Registrant)


Date: January 29, 1998               /s/ Ramiro Fernandez-Moris
                                     --------------------------------
                                     Ramiro Fernandez-Moris, Chairman,
                                     President & CEO

      January 29, 1998               /s/ Regina Fernandez
                                     --------------------------------
                                     Regina Fernandez,
                                     Chief Financial Officer