Form 10KSB
period 1998-03-31
MADERA INTERNATIONAL INC
filed 1998-11-06
CIK 810750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

( X ) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
         For the fiscal year ended  March 31, 1998

(   )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (No Fee Required)

         For the transition period from _______ to _______
                       Commission file number 0-16523
                           Madera International, Inc.
                 (Name of small business issuer in its charter)

        Nevada                                               68-0318289
------------------------                                  ----------------------
(State of incorporation                                   (I.R.S. Employer
        or organization)                                     Identification No.)

    2600 Douglas Road, Suite 1004, Coral Gables, Florida                33134
   -----------------------------------------------------             ----------
   (Address of principal executive offices)                          (Zip Code)

Issuer's telephone number (305) 774-9411 Issuer's fax number (305) 774-9345 Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                           Common stock, $01 par value
                                (Title of class)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.
( X )  YES    (   ) NO

As of March 31, 1998, 72,905,669 common shares were outstanding and the aggregate market value of the common shares (based upon the average bid and asked prices on such date) of the Registrant held by non-affiliates was approximately $2,000,000.

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form IO-KSB or any amendment to this Form IO-KSB. ( )

Revenues for the fiscal year ended March 31, 1998 totaled $4,500,000. Documents incorporated by reference: See Item 13 hereof.

Total number of pages in this document: 15

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

     In July 1994, Registrant entered into an agreement with Ramiro Fernandez-Moris and his family to acquire assets held by them in the family owned corporation Forest and Environmental Resources of the Amazon, Inc.
("FEROA"). These assets consist of 478,000 acres of freely owned timber producing property in Brazil, as well as substantial acreage in Bolivia and Peru that are long term concessions. The value of these properties is based upon an independent third party appraisal supplied as part of the due diligence procedure. The value used is $27,000,000. In addition to the real property, a working sawmill was also acquired as part of the agreement. This sawmill is located in Brazil, and is in operation. It's appraised value is $2,200,000. It has a capacity of 200 cubic meters a day. The final part of the acquisition consists of existing inventory of banac and cedar at cost of $630,000.

     The consideration for this purchase was 10,000,000 shares of Class B Preferred stock, convertible into a maximum of 15,000,000 shares of common stock to be adjusted by any stock splits and subject to the production of earnings of $2,000,000 annually from the assets acquired. A finders fee was paid for this acquisition amounting to approximately five percent (5%) of the acquisition value. The Preferred shares issued to the principals for this transaction have been converted into Common shares as of March 3, 1996, the Preferred shares issued to the finders was converted during the fiscal year ended March 31, 1997.

     January 10, 1995, Registrant entered into a letter agreement with Ralph Financial Corporation ("RFC"), pursuant to which Registrant acquired the rights to 400,000 hectares of timber producing properties in Brazil in exchange for 12,000,000 newly issued shares of Series C Preferred Stock with a stated value of $1.00 per share. Registrant determined that the representations made by RFC were not accurate. Registrant rescinded the transaction as of December 15, 1995 (See Item 13.b., Reports on Form 8-K). The shares issued by Registrant for this transaction have been canceled and a judgment in favor of the registrant in the amount of $200,000 plus legal fees has been obtained against Ralph Financial Corporation.

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

     The purchase price of this acquisition is one million five hundred thousand dollars ($1,500,000). This amount has been paid with the exception of $423,750 that remains on the books as a liability until stock is issued converting the liability to equity. The Registrant's Board of Directors has deferred stock issuance until fiscal 1999.

     In May, 1997, Registrant purchase an additional 251,000 acres of prime timberland close to its freely owned property in Brazil. This additional acreage is destined for environmental programs that are being established by Registrant. These programs will be conducted in a wholly owned subsidiary, Madera International Environmental, Inc.

BUSINESS

     Registrant specializes in the harvesting and exportation of timber products from South America to buyers throughout the world. Registrant owns approximately 707,000 acres of prime timber property in the State of Amazonas, Brazil. This property has abundant species of commercial value, including Spanish Cedar, Banak and Marupa. Harvest is seasonal. Raw materials are transported by river to the Company's mill, the Froeste Wood Saw Mill, located at Rua de Maio, Benjamin Constat, Amazonas, Brazil. At the end of the March 31, 1998 fiscal year, an inventory of approximately 2 million board feet of cedar, marupa, banak and mahogany in various sizes of rough cut lumber as well as a large quantity of mahogany logs awaiting processing. Lumber is sold to established customers who are members of the National Hardwood Lumber Association (NHLA). The NHLA sales code applies to established uniform practices in the conduct and regulation governing elements of all transactions.

     In May 1995, Registrant acquired an interest in approximately 30,000 hectares of prime timber producing property in Peru. This land is rich in mahogany, and revenues have begun and will continue to grow from this area.

     In its first full year of harvesting operation, which has commenced, Madera is exercising full environmental controls in its operations. As a result, limited harvesting has actually occurred, instead registrant is actively purchasing timber from other producers and preserving its reserves. Thus, previously distributed harvesting projections will not come into play until the existing supply from other producers becomes diminished. The timber will be sold throughout the world to wholesalers and end users. The selective felling of timber is supported by a reforestation program, which includes surveys and forest inventories, and promotes preservation and conservation of those areas affected by the harvesting program.

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

     Based on recent prices of comparable lumber as that found on Registrant's property, initial price indicators conservatively estimated sales prices of $1.75 per board foot. It should be noted that this is an average price considering the mix of hardwoods being marketed by Registrant. These estimates would generate sales of $10 Million U.S. in Registrant's first full year of operation, building to $40 Million U.S. annually in four years.

     Registrant's management has involved itself in the preparation for the year 2000 problem by taking the following steps: First it will update all of its computer programs used in financial preparations and system operations to those designed to offset this potential problem; and, Secondly it has affiliated with PC Solutions 2000 that has designed programs to identify and mend potential problems for the year 2000.


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

     Registrant leases it's office space (approximately 1,700 square feet) on a two (2) year lease at the rate of $3,155.00 per month. The lease runs from August 1, 1996 through July 31, 2000. It is the intent of registrant to renew its lease and maintain these facilities for the near future.

ITEM  3.  LEGAL PROCEEDINGS

     Wrights Executives, Inc., dba, Beacon Hill Resources vs. Madera International, Inc., a Nevada Corporation, filed on February 7, 1995, in the District Court of the State of Nevada, County of Cark, Case No. A 342542 is a matter whereby the plaintiff alleged that it was owed $125,736.03 resulting from an agreement entered into by plaintiff and Forest and Environmental Resources of the Amazon, Inc. ("FEROA"), pursuant to which the plaintiff agreed to loan FEROA $70,137.00, with interest to accrue at the rate of one and one-half percent (1 1/2%) per month. In furtherance of the agreement, FEROA executed a promissory note in the amount of $88,000.00 on July 2, 1988 in favor of plaintiff. Plaintiff alleged that FEROA transferred all of its assets consisting of timber properties and concessions to defendant, and that stock paid by the defendant in consideration of the transfer was not transferred to FEROA, but to Ramiro Fernandez-Moris, the chairman of FEROA, resulting in FEROA becoming insolvent, and unable to pay its obligation to the plaintiff. A Motion for Summary Judgment against the Company was substantiated on November 27, 1995, and the Company ordered to pay the sum of $158,834.00 to the Plaintiff. Registrant has settled this matter on behalf of Registrant, Ramiro FernandezMoris and FEROA. The settlement is for $171,500.00, payable at a minimum of $5,000.00 per month, commencing May 1996, and continuing until the debt is paid off. Plaintiff has the option to convert into common stock at a 25% discount from the bid price as long as the bid price is $0.50 per share or higher. This option applies only after the stock reaches a bid price of $0.50, and may be exercised in any portion of the total value. This claim was being paid by Registrant until Registrant's Lawyers advised that the judgment was not properly issued at which time payments were stopped and legal issues again began. The judgment still exists and the balance due is reflected in the financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the year ended March 31, 1998.

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

                    Fiscal Year Ended March 31, 1998
Quarter  Range   Common Stock - Bid    Common Stock - Asked     Class A Warrants
-------  -----   ------------------    --------------------     ----------------
  1      High          0.06                     0.09                 (1)
         Low           0.06                     0.12                 (1)
  2      High          0.06                     0.09                 (1)
         Low           0.06                     0.09                 (1)
  3      High          0.07                     0.09                 (1)
         Low           0.07                     0.09                 (1)
  4      High          0.12                     0.13                 (2)
         Low           0.07                     0.09                 (2)


(1)  Not quoted.
(2)  Warrants canceled during fourth quarter ended March 31, 1998

Source: Report dated 5/12/98 Real Time Quotes, from the National Quotation Bureau, Incorporated, Cedar Grove, New Jersey

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

Other Market Makers enter and leave the market from time to time. Cede & Co., the largest shareholder, is the clearing agent.

There is presently no trading market of any kind for the Company's preferred stock or its warrants..
                                       6

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

     Class A and B warrants issued in connection with the Plan of Reorganization have been canceled, there are presently outstanding 3 Million warrants to purchase common stock at $0.06per share. With the exception of the warrants and preferred stock, there are no other rights to purchase, or any securities convertible into or exchangeable for, shares of the Common Stock of the Company. Registrant has two (2) classes of Preferred Stock outstanding which are convertible into common stock (see "ITEM 1. DESCRIPTION OF BUSINESS - 1. SUMMARY").


     The Registrant has granted option rights to two parties, The Wall Street Group, Inc., for publicity purposes, and to M. H. Meyerson & Co., for investment banking services. Registrant has requested that the option agreement with Wall Street Group be terminated, however, as of the date of preparing this document, it had not been canceled. There are no other agreements to register any shares of the Common Stock of the Registrant under the Securities Act of 1933 for any security holder.

II     HOLDERS

     As of June 30, 1998, there were approximately 2,800 record holders of the Registrant's Common Stock. See "Description of Securities." This includes 531 direct holders and approximately 2,300 street holders.

III    DIVIDENDS

     C. Since inception, the Registrant has not paid any dividends on its capital stock.

     B. The Registrant does not foresee that it will have the ability to pay any dividends on its capital stock during the fiscal year ending March 31, 1999, Management however, is contemplating the possible spin-off of its wholly owned subsidiary, Madera International Environmental, Inc as a dividend to its shareholders, if this is approved it will be subsequently announced. At the present time, the Registrant's anticipated working capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the future expansion and development of its business. See "Description of Securities."

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

     Regular   shipments   of  product   commenced   in  1997  to  domestic  and
international customers. Registrant now ships to four customers.

II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Registrant continues to accumulate inventory in Brazil. The inventory now exceeds $3 Million. Shipments have begun on a regular basis, although it continues to be difficult to obtain appropriate shipping schedules from shipping companies. This is expected to change as continued regular shipping occurs. Profit has been demonstrated for several quarters and will continue into the new fiscal year. The prophecy discussed in the previous fiscal year is beginning to materialize. The accumulated inventory will be turned into profitable sales as the current year develops. All administrative expenses are being held to a minimum and will continue in that manner. Based upon the inquiries that have been generated by the sales force, it appears that the projected sales are approaching their target. The shipments, however, continue to be dependent upon financing which the Registrant expects to continue to receive.

     The producing properties now held by the Registrant encompass approximately 707,000 acres.

     The Registrant's working capital resources during the years ended March 31, 1997 and March 31, 1998 have been provided primarily from two sources: (1) the efforts of the Management of the Registrant in bringing capital to the Registrant through the use of Private Placements, as well as direct loans arranged by Management, and (2) equity conversions arranged by it's investment bankers. The commitments from these sources have led the Company to a working capital balance at March 31, 1998 of $4,764,242 versus a working capital balance of $3,017,299 at the 1997 fiscal year end. The increase in working capital as of March 31, 1998 arises from the increase in inventory and accounts receivable and directly relates to the new business activity (See Financial Statements, Page F-2 and Page F-3). Stock to be Issued and Loans from Insiders, presently included in the working capital calculation, will be converted into equity in the coming fiscal year, thus potentially improving the working capital for fiscal 1999.


ITEM 7.  FINANCIAL STATEMENTS

     See Pages F-1 through F-15 attached hereto for copies of the audited annual financial statements of the Company.
                                       8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; Compliance With Section 16(a) of the Exchange Act.


                DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
                -----------------------------------------------

Name                 Age               Position
-----------------    ---         ---------------------------------------------
Ramiro Fernandez-                President, Chief Executive Officer, Director,
Moris                68          and Chairman of the Board

Ray Fernandez        42          Executive Vice President -
                                 Sales

Regina Fernandez     37          Secretary

Roman Fernandez-
Moris                40          Vice President and Director

Arthur Mintz         61          Director  (it should be noticed  that Arthur
                                 Mintz resigned as a director subsequent to the close of the fiscal year and will be replaced by an independent director to be elected by the shareholders at an appropriately called annual meeting)


     Mr. Ramiro Fernandez-Moris produced lumber from family owned timberlands in Cuba until he was forced into exile by Castro's regime. In 1962, he founded Karobi Lumber Company in Florida, trading significant amounts of Banak and Mahogany logs from Colombia, Equador, and Brazil. In 1968, he organized Tropical Lumber Company to expand production to Brazil, Peru, and Bolivia. During the 1962- 1968, 1978-1985, and 1987-1989 periods, Mr. Fernandez-Moris was a supplier for Georgia Pacific at various locations. Mr. FernandezMoris was Chairman of the Board and Treasurer of Forest & Environmental Resources of the Amazon, Inc.

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

     He has been Vice President and General Counsel of Lease Resolution Corp. He has served as Chairman of the Board, President, and General Counsel for Olicon Imaging Systems, Inc., AMRR Leasing Corp., and Mobile M.R Venture Ltd. He holds a J.D. and L.L.B. from Northwestern Law School and a B.A. from Northwestern University. (Arthur Mintz resigned as a Director after the close of the fiscal year)

ITEM 10.  EXECUTIVE COMPENSATION

     No executive officer of the Company earned in excess of $100,000 during the fiscal year ended March 31, 1998. All executive officers as a group (5 persons) received cash compensation of approximately $64,214 during the fiscal year ended March 31, 1998. The salaries of officers will be set by the board of directors of the Registrant. No officer will receive more than $100,000 in annual compensation until the volume of Registrant's sales exceeds $5,000,000, or the Registrant's profits exceed $250,000 for two successive quarters, whichever first occurs.

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


                                                 Number of Shares    Percent of
                                                 Beneficially        Class
    Name of Beneficial Owner and Class           Owned  (1)          (2) (3)
-----------------------------------------        ----------------    -----------
Preferred Stock
Ramiro Fernandez-Moris (1)                        1,000,000             100.00%

Common Stock
Ramiro Fernandez-Moris (1)                       14,900,000              20.44%
Regina Fernandez (1)                                      0               0.00%
Roman Fernandez-Moris (1)                           350,000               0.50%
Ramiro (Ray) Fernandez-Moris, III (1)               128,000               0.20%
Arthur Mintz                                      3,000,000               4.11%

Ramiro Fernandez-Moris (1)                        1,000,000             100.00%

All Directors and Officers as a group
(5 individuals)
Preferred Stock (3)                               1,000,000             100.00%
Common Stock                                     18,378,000              25.21%



     (1) Unless otherwise indicated, all shares are beneficially owned and the sole voting and investing power is held by the person named in the table above. The address for each beneficial holder is c/o the Company

     (2)  Based  upon  72,905,669  shares  of  Common  Stock  outstanding.   See
"Description of Securities.


     (3) The Preferred Stock, owned beneficially, is convertible into 51% of the common stock outstanding in a formula that includes the common stock beneficially owned. This conversion can take place only under circumstances that cause a potential shifting of control.

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

     Subsequent to year end a new class of Preferred Stock was created and of 3 Million authorized shares, 1 Million shares were issued to Gateway Industries Ltd. for services rendered to the company for the previous period. These shares are convertible into common stock on the basis of 1 share of Preferred for 1 share of common.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

a.   The following documents are filed as part of this report:
     NONE



                                                            Page
                                                            Number
(1)  Financial Statements -                                 ------

     Report of Independent Accountants                      F-1

     Balance Sheet at March 31, 1998                        F-2

     Statement of Operations for the Years Ended            F-4
     March 31, 1998 and 1997

    Statement of Changes in Stockholders' Equity            F-5
    for the Years Ended March 31, 1998, and 1997

    Statement of Cash Flows for the Years Ended             F-6
    March 31, 1998 and 1997

    Notes to Financial Statements                     F-7 -F-15

(2) Exhibits to this report are as follows:

 Ex. No.           Description of Document
 -------           -----------------------

b.        Reports on Form 8-K - fourth quarter ended
NONE

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                           MADERA INTERNATIONAL, INC.

Dated:    November 3   , 1998

By: /s/ Ramiro Fernandez-Moris
        Ramiro Fernandez-Moris, Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                            Title                     Date
-------------------------------     ---------------------     -----------------

/s/ Ramiro Fernandez-Moris          President, CEO             November 3,1998
--------------------------
Ramiro Fernandez-Moris
(Principal Executive Officer
and Principal Financial Officer)
Director,and Chairman of the Board


/s/ Roman Fernandez-Moris           Vice President, Director   November 3, 1998
-------------------------
Roman Fernandez-Moris


/s/ Regina Fernandez                Secretary-Treasurer,       November 3, 1998
-------------------------           Chief Financial Officer

                   MADERA INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                TABLE OF CONTENTS




                                                                         Page
                                                                         ====
Independent Auditors' Report........................................     F-1

Consolidated Balance Sheet..........................................     F-2

Consolidated Statements of Operations...............................     F-4

Consolidated Statements of Changes in Stockholders' Equity..........     F-5

Consolidated Statements of Cash Flows...............................     F-6

Notes to Consolidated Financial Statements.......................... F-7 - F-16

                                                    Harlan & Boettger, LLP
                                                    Certified Public Accountants

                                                         James C. Harlan III
                                                         William C. Boettger
                                                         P. Robert Wilkinson
                                                         Marshall J. Varano



                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Madera International, Inc. and Subsidiaries:

We have audited the consolidated balance sheet of Madera International, Inc. and subsidiaries as of March 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended March 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Madera International, Inc. and subsidiaries as of March 31, 1998 and the results of its consolidated operations and cash flows for the years ended March 31, 1998 and 1997 in conformity with generally accepted accounting principles.


/s/ Harlan & Boettger


San Diego, California
June 10, 1998

                   MADERA INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998



     ASSETS

CURRENT ASSETS
     Cash                                                      $      47,186
     Accounts receivable, net (Note B)                             3,041,123
     Inventory, net (Note C)                                       3,121,978
     Other receivables                                                 2,000
                                                                 -----------
         TOTAL CURRENT ASSETS                                      6,212,287

PROPERTY AND EQUIPMENT, net (Note D)                               2,215,859

OTHER ASSETS
     Investment in timber producing
         property (Note E)                                        27,972,394
     Other investment (Note F)                                     1,500,000
     Deposits                                                          5,794
                                                                 -----------
         TOTAL OTHER ASSETS                                       29,478,188
                                                                 -----------
         TOTAL ASSETS                                            $37,906,334
                                                                 ===========





















The accompanying notes are an integral part of these consolidated financial statements.

                   MADERA INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998
                                   (Continued)



     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                        $     215,097
     Letter of credit (Note H)                                     165,000
     Stock subscriptions payable (Note F)                          423,750
     Accrued expenses                                               49,803
     Income taxes payable (Note I)                                  28,000
     Notes payable - related parties (Note G)                      566,395

         TOTAL CURRENT LIABILITIES                               1,448,045

         TOTAL LIABILITIES                                       1,448,045

COMMITMENTS AND CONTINGENCIES (Note M)                                   -

STOCKHOLDERS' EQUITY (Note J)
     Preferred stock,  convertible Series D
       $0.01 par value,  100,000,000 shares
       authorized, 1,000,000 shares issued
       and outstanding 10,000 Common stock,
       $0.01 par value, 250,000,000 shares
       authorized, 72,905,669 shares issued
       and outstanding                                             729,056
     Additional paid-in capital                                 38,142,505
     Accumulated deficit                                        (2,423,272)
                                                             -------------

TOTAL STOCKHOLDERS' EQUITY                                      36,458,289

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $37,906,334












The accompanying notes are an integral part of these consolidated financial statements.

                   MADERA INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For the Year Ended March 31,
                                                        1998           1997
                                                   =============   =============
SALES                                              $  4,494,803    $  1,911,241
COST OF SALES                                         2,073,421       1,221,679
                                                   -------------   -------------
GROSS PROFIT                                          2,421,382         689,562
                                                   -------------   -------------
OPERATING EXPENSES
     Legal and professional fees                        375,633
     583,493
     Field operations and travel                         84,463
     40,027
     Administrative and other costs                     415,322         155,879
     Depreciation                                        68,917          66,809
     Consulting-related party                           225,995            -
     Bad debt                                            58,500            -
                                                   -------------   -------------
TOTAL OPERATING EXPENSES                              1,228,830         846,208
                                                   -------------   -------------
INCOME (LOSS) FROM OPERATIONS                         1,192,552        (156,646)
OTHER INCOME (EXPENSES)
     Miscellaneous income                                  -            118,109
     Interest expense                                   (26,882)        (48,578)
     Loss from disposition of assets                       -            (30,954)
                                                   -----------------------------
TOTAL OTHER INCOME (EXPENSES)                           (26,882)         38,577
                                                   -------------   -------------
INCOME (LOSS) BEFORE INCOME TAXES                     1,165,670        (118,069)
INCOME TAXES (Note I)                                    28,000            -
                                                   -----------------------------
NET INCOME (LOSS)                                  $  1,137,670    $   (118,069)
                                                   =============   =============
BASIC EARNINGS (LOSS) PER SHARE (Note L)
     Net income (loss)                             $  1,137,670    $   (118,069)
                                                   =============   =============
     Earnings (loss) per average basic
       common share                                $       .017    $      (.002)
                                                   =============   =============

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING            68,493,582      52,514,943
                                                   -------------   -------------
FULLY DILUTED EARNINGS (LOSS) PER SHARE
     Net income (loss)                             $  1,137,670    $   (118,069)
                                                   =============   =============
     Earnings (loss) per average fully
       diluted common share                        $       .013    $      (.002)
                                                   =============   =============
WEIGHTED AVERAGE FULLY DILUTED SHARES
   OUTSTANDING                                       90,662,473      52,514,943
                                                   =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                   MADERA INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                     Preferred Stock         Common Stock        Additional
                                   -------------------  ---------------------    Paid-In       Accumulated
                                     Shares    Amount     Shares     Amount      Capital         Deficit        Total
                                   ---------  --------  ----------  ---------   ------------   ------------   -----------
BALANCE, March 31, 1996              500,000  $  5,000  41,964,132   $419,640   $ 33,967,741   $ (3,442,873)  $30,949,508

Issuance of stock for cash              -         -      4,250,000     42,500        437,500           -          480,000

Issuance of stock for services          -         -     10,650,100    106,501        546,689           -          653,190

Conversion of preferred stock
   Series B for common stock        (500,000)   (5,000)    702,787      7,028         (2,028)          -             -

Issuance of common stock
   for relief of debt                   -         -      4,000,000     40,000        119,740           -          159,740

Issuance of preferred stock
   Series D for inventory
   (Note J)                        1,000,000    10,000        -          -         2,390,000           -        2,400,000
                                   ---------  --------  ----------  ---------   ------------   ------------   -----------
Net loss                                -         -           -          -              -          (118,069)     (118,069)
                                   ---------  --------  ----------  ---------   ------------   ------------   -----------
BALANCE, March 31, 1997            1,000,000  $ 10,000  61,567,019  $ 615,669   $ 37,459,642   $ (3,560,942)  $34,524,369
                                   ---------  --------  ----------  ---------   ------------   ------------   -----------
Issuance of stock for cash              -         -      3,000,000     30,000        170,000           -          200,000

Issuance of stock for services
   (Note J)                             -         -      6,338,650     63,387        332,863           -          396,250

Issuance of stock for timber
   (Note E)                             -         -      2,000,000     20,000        180,000           -          200,000

Net income                              -         -           -          -              -         1,137,670     1,137,670
                                   ---------  --------  ----------  ---------   ------------   ------------   -----------
BALANCE, March 31, 1998            1,000,000  $ 10,000  72,905,669  $ 729,056   $ 38,142,505   $ (2,423,272)  $36,458,289
                                   =========  ========  ==========  =========   ============   ============   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   MADERA INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the
                                                                    Year Ended
                                                                    March 31,
                                                  1998                1997
                                             ---------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                          $     1,137,670    $     (118,069)
  Adjustments to reconcile net income
    (loss)to net cash used in operating
    activities:
  Stock issued for services rendered                 396,250           653,190
    Recognized loss on impairment of assets          205,000              -
    Allowance for bad debts                           58,500              -
    Depreciation                                      68,917            66,809
  Changes in operating assets and
    liabilities:
   (Increase) decrease in:
    Accounts receivable                           (2,249,073)         (661,550)
    Inventory                                       (346,060)          114,082
    Other receivables                                 29,882              -
    Other assets                                      15,000           (51,141)
  Increase (decrease) in:
    Accounts payable                                 (13,887)         (191,750)
    Income taxes payable                              28,000              -
    Accrued expenses                                    (375)           (8,176)
                                             ---------------    --------------
NET CASH USED IN OPERATING ACTIVITIES               (670,176)         (196,605)
                                             ---------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investments in timberland                         (31,394)             -
   Purchases of property and equipment                (3,500)          (18,085)
                                             ---------------    --------------
NET CASH USED IN INVESTING ACTIVITIES                (34,894)          (18,085)
                                             ---------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from related party debt                  166,895              -
   Proceeds from letter of credit                    165,000              -
   Payments on related party debt                    (34,000)          (93,556)
   Proceeds from issuance of common stock            200,000           480,000
                                             ---------------    --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES            497,895           386,444
                                             ---------------    --------------
INCREASE (DECREASE) IN CASH                         (207,175)          171,754
CASH, AT BEGINNING OF YEAR                           254,361            82,607
                                             ---------------    --------------
CASH, AT END OF YEAR                         $        47,186    $      254,361
                                             ===============    ==============

The accompanying notes are an integral part of these consolidated financial statements.

                   MADERA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997


A.       Organization and Summary of Significant Accounting Policies:

         Nature of Operations

         Madera International, Inc., a Nevada corporation (formerly Weaver Arms Corporation) emerged from Chapter 11 Bankruptcy proceedings on January 21, 1994. The Company includes two subsidiaries: Asseradora Itaya, Inc. ("Itaya") a Peruvian corporation and Madera International Environmental, Inc. ("Environmental") a Nevada corporation, together ("The Company"). All significant intercompany transactions and amounts have been eliminated in the consolidating process.

         The Company, in conjunction with Itaya, is engaged in the harvesting, milling and exporting of timber from South America. The Company sells its products to major lumber distributors throughout the United States.

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

         Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company's significant estimates at March 31, 1998 are property and equipment, investments, and stock issued for services.

         Earnings Per Share

         Earnings per share are provided in accordance with Statement of Financial Accounting Standard No. 128 (FAS No. 128) "Earnings Per Share". Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. As required by FASB No. 128, prior year earnings per share amounts have been restated. Earnings per share for the year ended March 31, 1997 did not change as a result of this restatement.

                   MADERA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997 (Continued)

A. Organization and Summary of Significant Accounting Policies:(continued) Income Taxes

         Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all net operating loss carryforwards and temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. The components of the deferred tax asset and liability are individually classified as current and non-current based on their characteristics.

         Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         Revenue Recognition
         Revenues are recognized in the period in which lumber is shipped by freight on board (FOB) shipping point in South America.

         Inventory

         Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

         Property and Equipment

         Property and equipment are stated at cost or estimated fair market value on the date of acquisition. Depreciation is provided over the estimated useful lives of the respective assets on the straight-line basis ranging from five to forty years. The Company's policy is to evaluate the remaining lives and recoverability in light of current conditions. It is reasonably possible that the Company's estimate to recover the carrying amount of property and equipment will change.

         Nonmonetary Transactions

         The Company records nonmonetary transactions in accordance with APB-29 "Accounting for Nonmonetary Transactions" and SFAS 123 "Accounting for Stock-Based Compensation." The transfer or distribution of a nonmonetary asset or liability is based on the fair value of the asset or liability that is received or surrendered, whichever is more clearly evident.

         Advertising Costs

         Advertising costs are generally expensed as incurred. Advertising expense included in administrative and other costs was $26,949 for the year ended March 31, 1998.

                   MADERA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997
                                   (Continued)

A.       Organization and Summary of Significant Accounting Policies:(continued)

         Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Concentrations

         The Company sells a substantial portion of its products to four customers. Sales to these customers accounted for 85% and 100% of total sales for the years ended March 31, 1998 and 1997, respectively. Accounts receivable from these customers were approximately $2,718,000 at March 31, 1998.

         Fair Value of Financial Instruments

         The following methods and assumptions were used by the Company to estimate the fair values of financial instruments as disclosed herein:

         Cash and cash equivalents: The carrying amount approximates fair value because of the short period to maturity of the instruments.

         Short-term borrowings: The carrying amount approximates fair value since the debt is estimated based on the interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements.

B.       Accounts Receivable:

         Accounts receivable represent amounts due from sales of timber. In the normal course of business, the Company extends unsecured credit to distributors located in California and Florida. Credit is extended based on an evaluation of the customer's financial condition. Collection of invoices typically occur between six and nine months of shipment. The Company has not experienced any collection difficulties and believes all accounts are collectible. Allowance for doubtful accounts was $58,500 at March 31, 1998. It is reasonably possible that the Company's estimate of allowance for doubtful accounts will change.

C.       Inventory:

         Inventory as of March 31, 1998 consists of varying sizes of rough cut mahogany and cedar lumber awaiting customers orders.

         Inventory consists of the following at March 31, 1998:
                  Raw materials                                    $2,765,404
                  Finished goods                                      356,574

                   MADERA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997
                                   (Continued)

                  Total inventory                                 $3,121,978

D.       Property and Equipment:

         Property and equipment is summarized as follows at March 31, 1998:
              Sawmill - Brazil                                    $2,395,000
              Office furniture and equipment                          21,585
                                                                   2,416,585
              Less accumulated depreciation                         (200,726)
              Property and equipment, net                         $2,215,859

         During the year ended March 31, 1998, an appraisal was performed on the sawmill which provided a value that was $205,000 below historical cost. Management has elected to write down the asset to its appraised value. Accordingly, $205,000 was expensed to Administrative and other costs for the year ended March 31, 1998.

E.       Investment in Timber Producing Property:

         The Company acquired 478,000 acres of timber producing property located in Brazil as well as substantial acreage in Peru that are long term concessions from Ramiro Fernandez-Moris and his family. Management has used an appraisal to estimate the fair value of this investment. It is reasonably possible that a change in the estimate will occur in the near term.

         On May 16, 1997 the Company entered into an agreement with various small land owners in Brazil to purchase 251,000 acres of timber producing property to be used for the operations of Madera Environmental construction program. In consideration for the asset acquired, the Company paid $441,000 through the private placement of 2,000,000 common shares valued at $200,000, and the issuance of a $241,000 notes payable to a related party (Note G). Management has used an appraisal to estimate the fair value of this investment. It is reasonably possible that a change in the estimate will occur in the near term.

F.       Other Investment:

         In April 1995 the Company entered into an agreement with Mandarin Overseas Investment Co., Ltd., (Mandarin) a company incorporated under the laws of the Turks and Caicos Islands, to acquire 98% of the outstanding shares of Asseradora Itaya (Itaya), a subsidiary of Mandarin. Asseradora Itaya is the owner of timber concessions in Peru consisting of 30,000 hectares of timber producing properties. The concession is for ten (10) years with a renewable option for an additional ten (10) years, and a further option to turn the concession into fee ownership for a minimal cost. The extraction rights are approximately 270,000 cubic meters annually.

                   MADERA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997
                                   (Continued)



F.       Other Investment: (continued)

         Pursuant to the purchase agreement, the Company and Mandarin agreed the purchase price shall be $1,500,000. During the year ended March 31, 1996, the Company issued 5,070,000 shares of its common stock with a value of $1,064,250 as part of this transaction. In addition, the Company is negotiating with Mandarin the additional number of common shares to be issued as final payment of $423,750 for this transaction. The $423,750 is reflected in the financial statements of the Company as a liability at March 31, 1998. Management has used an appraisal to estimate the fair value of this investment. It is reasonably possible that a change in the estimate will occur in the near term.

G.       Notes Payable - Related Parties:

         Notes payable - related parties at March 31, 1998 are summarized as follows:

         Notes payable to President of the Company, bearing interest at 9%, per annum; unsecured; principal and interest due and payable on demand or within one year. Included in accrued expenses is accrued interest of
         $16,268 at March 31, 1998.                                    $241,000

         Notes payable to Shareholder of the Company, bearing interest at 9% per annum; secured by 2,500,000 shares of freely traded common stock of the Company; principal and interest due and payable on demand or within one year. Included in accrued expenses is accrued interest of
         $2,250 at March 31, 1998.                                      150,000

         Notes payable to consultant of the Company, note bearing interest at 9% unsecured; principal and interest due and payable on demand or within one year. Included in accrued expenses is accrued interest of
         $6,567 at March 31, 1998.                                      146,595

         Notes payable to Vice-President of the Company bearing interest at 9% per annum; unsecured; principal and interest due and payable on demand or within one year. Included in accrued expenses is accrued interest of
         $648 at March 31, 1998.                                         28,800
                                                                    -----------

         Total                                                          566,395

         Less current portion                                          (566,395)

         Notes payable - related parties, net of current portion    $      -
                                                                    ============

                   MADERA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997
                                   (Continued)

H.       Letter of Credit:

         The Company has a unsecured letter of credit agreement with a bank which provides that it may borrow up to $439,000 at the bank's prime rate of interest plus 2% (10.5% at March 31, 1998) to be used for the purchase and shipment of lumber. The letter of credit is due 90 days from sight of shipment. At March 31, 1998, $274,000 was available under this agreement.

I.       Income Taxes:

         The Company's total current income tax provision as of March 31, 1998 is comprised of $28,000 of federal alternative minimum tax. The Company's total deferred tax asset as of March 31, 1998 consist of the following:

         Deferred tax assets:
         Net operating loss carryforwards                               656,000
         Valuation allowance                                           (656,000)
         Net deferred tax asset                                   $        -
                                                                  ==============

         The valuation allowance decreased $544,000 during the year ended March 31, 1998.

         The following is a reconciliation between expected income taxes at the statutory rate of 35% and actual income taxes at March 31, 1998:

         Expected income taxes at statutory rate                  $     408,000

         Benefit of net operating loss carryforward                    (408,000)

         Alternative minimum tax                                         28,000

         Actual income taxes                                      $      28,000
                                                                  ==============

         As of March 31, 1998, the Company had net operating loss carryforwards, before any limitations, which expire as follows:

            Year Ending
            March 31,                                                Federal
            -----------                                           --------------
             2010                                                 $     345,461
             2011                                                     1,688,095
             2012                                                       100,500
                                                                  --------------
                                                                  $   2,134,056

                   MADERA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997   (Continued)

J.       Stockholders' Equity:
         Preferred Stock

         During the year ended March 31, 1997, the Company issued 1,000,000 shares of convertible Series D preferred stock to Ramiro Fernandez-Moris, President of the Company, in exchange for $2,400,000 of timber inventory owned by Mr. Fernandez-Moris which is located in Brazil. The conversion feature of the preferred stock floats such that at the time of conversion a calculation will be performed to determine the exact number of common shares that are necessary to be issued to Ramiro Fernandez-Moris to ensure he has at least a 51% ownership interest in the Company. The conversion period is for five years and can only be completed if any of the following events occur: sale of the Company, retirement of Ramiro Fernandez-Moris, the termination of Ramiro Fernandez-Moris without cause, or the expiration of the five year period. Holders of the shares of Series D preferred stock shall not be entitled to receive dividends.

         Authorized preferred stock at March 31, 1998 also consists of Series A, B and C preferred stock which have various conversion features for the exchange of common stock for each share of preferred stock. As of March 31, 1998, all outstanding Series B preferred shares had been converted to common stock and Series A and C had been canceled.

         On January 23, 1998, the Company authorized 100,000,000 shares of Series E preferred stock. The stockholders are not entitled to dividends and each share may be converted to one share of common stock by the holder or the Company.

         Common Stock

         During the year ended March 31, 1998, the Company issued 6,338,650 shares of common stock in exchange for consulting and other services provided.

K.       Stock Options:

         In June 1994, the Company adopted a stock option plan (the "Plan") to attract and retain qualified persons for positions of substantial responsibility as officer, directors, consultants, legal counsel, and other positions of significance to the Company. The Plan provides for the issuance of both Incentive Stock Options and Non-Qualified Stock Options. The Plan, which is administered by the Board of Directors, provides for the issuance of a maximum of two million (2,000,000) options to purchase shares of common stock at the market price on the date of grant. Such options are exercisable over a 10 year period from the date of grant or 90 days after the optionee has terminated his continuous activity with the Company, except that if his continuous activity with the Company terminates by reason of death, such option of the deceased optionee may be exercised within one year after the death of such optionee, but in no event later than five years after the date

                   MADERA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997
                                   (Continued)

         of grant. Options granted under the Plan to Company employees may not be sold, pledged, assigned or transferred in any matter otherwise than by will or the laws of descent or distribution. Options granted under the Plan to persons who are not Company employees may be sold, pledged, assigned, or transferred to other persons who, at the time of such sale, pledge, assignment or transfer, qualify as optionees under the Plan. No stock options have been granted at March 31, 1998.


K.       Stock Options: (Continued)

         On January 14, 1998, the Company adopted an additional stock option plan (the "Retainer Agreement"). The Retainer Agreement provides for the issuance of a maximum of $100,000 worth of stock options to purchase shares of common stock at the market price on the date of grant. The options are exercisable over a period ending five years from the date of grant. There were no stock options granted, exercised, or outstanding at March 31, 1998.

L.       Earnings Per Share:

         The following reconciles amounts reported in the financial statements for earnings per share for the years ended March 31, 1998 and 1997, respectively.

                                                           1998                                1997
                                            -----------------------------------   -----------------------------------
                                              Income      Shares     Per-Share    Loss         Shares      Per-Share
                                            ----------  ----------  -----------   ---------   -----------  ----------
         Income (loss)
         available to common
         stockholders basic
         earnings per share                 $1,137,670  68,493,582       $.017    $(118,609)   52,514,943     $(.002)
                                                                         =====                                 ======
         Effect of dilutive
         preferred stock conversion                  -  22,128,891                        -            -
                                            ----------  ----------                ---------   -----------
         Income (loss)
         available to
         common stockholders
         diluted earnings per
         share                              $1,137,670  90,622,473       $.013    $(118,609)   52,514,943     $(.002)
                                            ==========  ==========  ===========   =========   ===========  ==========

                   MADERA INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997
                                   (Continued)



M.       Commitments and Contingencies:

         Operating Leases

         The Company leases office facilities under a operating lease which expires in July 2000. Under the terms of the agreement, the Company is responsible for insurance, taxes, utilities, and other charges related to the office facilities. Also, the Company leases housing located in Inquitos, Peru which are on a month to month basis. The accompanying statement of operations includes rent expense from operating leases of $50,121 and $12,079 for the year ended March 31, 1998 and 1997, respectively. Future minimum lease payments due under noncancelable operating leases as of March 31, 1998 are as follows:


                   Year Ending
                     March 31,

                        1999                                        $37,287
                        2000                                         12,622
                                                                   --------
                                                                    $49,909


M.       Commitments and Contingencies: (Continued)

         Litigation

         During the year ended March 31, 1996 the Company was a defendant in two legal proceedings in which both cases resulted in a judgement against the Company. The Company paid $10,000 towards the judgements during the year ended March 31, 1998 and the remaining balance of $116,500 is reflected in accounts payable at March 31, 1998.

N.       Supplemental Cash Flow Information:

         Supplemental disclosures of cash flow information for the years ended March 31, 1998, and 1997 are summarized as follows:
                                                   1998                1997
                                              --------------      -------------
         Cash paid for:
         Interest                             $        -          $     48,578
                                              ==============      =============
         Taxes                                $        -          $       -
                                              ==============      =============

         Noncash investing and
           financing activities:
             Investment acquired with stock
               issuance                       $     200,000       $       -
             Note payable issued for
               investment                           241,000               -
             Preferred (series D) issued
               for inventory                           -             2,400,000
             Related parties debt reduced
               from stock issuance                     -               159,740

O.       Subsequent Events:

         Preferred Stock Series E

         Subsequent to March 31, 1998, the Company issued 1,000,000 shares of convertible Series E preferred stock to a consultant of the Company in exchange for consulting services. Series E preferred shares are convertible into the Company's common stock on an one for one basis.

         Warrants

         On April 23, 1998, the Company granted warrants for consulting services rendered. The warrants were granted to purchase 3,000,000 shares of common stock, at $.058 per share, with demand and piggy back rights set forth in the agreement. Such warrants maybe exercised at any time from

         April 23, 1998 to and including April 23, 2003. The warrants shall vest and become irrevocable as follows: 1,500,000 warrants upon April 23, 1998 and the remaining 1,500,000 warrants 180 days after April 23, 1998. None of the warrants granted have been exercised or canceled as of the report date.

         CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

         We consent to the inclusion in this Annual Report Form 10-KSB of our report dated June 10, 1998, on our audits of the consolidated financial statements of Madera International, Inc. and Subsidiaries (The "Company").

San Diego, California
November 1, 1998