Form 10QSB
period 1998-09-30
MADERA INTERNATIONAL INC
filed 1999-01-14
CIK 810750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

             ( x ) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

                                       OR

              ( ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the Transition period from    to

                         Commission file number 0-16523

                           MADERA INTERNATIONAL, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                   68-0318289
-------------------------------                 ---------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification Number)


 2600 Douglas Road - Suite 1004, Coral Gables, FL            33134
 ------------------------------------------------          ---------
     (Address of principal executive offices)              (Zip Code)

               Phone: (305) 774-9411     Fax: (305) 774-9345
          ----------------------------------------------------------
         (Registrant's telephone and fax number, including area code)

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

As of September 30, 1998, there were 79,441,839 shares of common stock ($.01 par value) issued and outstanding.

Total sequentially numbered pages in this document:    14

                            PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             Madera International, Inc.
                                    Balance Sheet
                          For The Period Ended September 30

                        ASSETS                          1998            1997
                                                     (Unaudited)    (Unaudited)
                                                     ----------      ----------
                    Current Assets
Cash                                               $    140,484    $    114,390
Receivables (Note B)                                  2,306,352         968,593
Inventory (Note A and P)                              4,080,187       2,731,975
                                                     ----------      ----------
   Total Current Assets                               6,527,023       3,814,958
                                                     ----------      ----------
           Property, Plant & Equipment
Investment in Timber Producing                       27,972,394      27,500,000
 Property (Note D)
Investment in sawmill and related                     2,192,465       2,468,191
 properties
Other investments                                     1,500,000       1,500,000
Furniture & equipment                                    21,585          19,585
Other                                                         0               0
                                                     ----------      ----------
Total Property, Plant & Equipment                    31,686,444      31,487,776
                                                     ----------      ----------
   Other Assets
Inter-company Aserraadera Itaya                               0         248,584
Investment in environmental land                          2,200         347,844
Security deposits                                         5,794           5,794
Other receivables                                         2,000          32,697
                                                     ----------      ----------
Total Other Assets                                        9,994         634,919
                                                     ----------      ----------
   Total Assets                                     $38,223,461     $35,937,653
                                                     ==========      ==========
       Liabilities and Shareholder Equity
               Current Liabilities
Accounts payable                                        206,125         223,236
Accrued taxes payable                                   165,000               0
Income taxes payable                                     28,000           1,600
Other accrued expenses                                   49,803          48,203
Current portion of long term debt (Note E)              586,602         403,500
                                                     ----------      ----------
Total Current Liabilities                             1,035,530         676,539
                                                     ----------      ----------
Long-Term Debt (Note E)                                       0               0
Common stock to be issued                               423,750         423,750
                                                     ----------      ----------
   Total Liabilities                                  1,459,280       1,100,289
                                                     ----------      ----------
              Stockholders' Equity
Redeemable Preferred Stock - $.01 Par,                   26,000          10,000
100,000,000 shares authorized, 500,000 shares
in 1996 and 1,000,000 shares in 1997 were
issued and outstanding
Common Stock - $.01 Par, 250,000,000 shares             794,418         671,802
authorized, 41,964,000 in 1996 and 67,180,269
in 1997 were issued and outstanding

Paid in capital                                      38,338,234      37,852,569

Retained Earnings (Deficit) Prior                    (2,423,272)     (3,560,942)
Retained Earnings (Deficit) Current                      28,801        (136,065)
                                                     ----------      ----------
Total Shareholder Equity                             36,764,181      34,837,364
                                                     ----------      ----------
Total Liabilities and Equity                        $38,223,461     $35,937,653
                                                     ==========      ==========

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                           Madera International, Inc.
                        Unaudited Statement of Operations
                        For The Period Ended September 30

                                     3 Months       Fiscal Year      3 Months       Fiscal Year
                                       1998            1998            1997            1997
                                    ----------      ----------      ----------      ----------
Income:
Timber sales                              ($39)     $1,819,311              $0              $0
Other income (expense)                     192             192               0               0
                                    ----------      ----------      ----------      ----------
    Total Income                           153       1,819,503               0               0
                                    ----------      ----------      ----------      ----------
Cost of Sales:
Beginning Inventory                  3,507,800       3,121,978         490,000         490,000
Purchases                              500,582       2,061,133         139,000         139,000
Inventory adjustment                         0               0               0               0
Field costs                             67,073         293,500               0               0
Field travel                             4,656           4,656               0           4,656
Sales costs and travel                       0               0               0               0
Commissions                                  0             200               0               0
Joint venture share                          0               0               0               0
Joint venture costs                          0               0               0               0
                                    ----------      ----------      ----------      ----------
    Total accumulated costs          4,080,111       5,481,467         629,000         633,656
Less: Ending inventory
 (Note A and P)                     (4,080,187)     (4,080,187)       (629,000)       (629,000)
                                    ----------      ----------      ----------      ----------
    Cost of sales                          (76)      1,401,280               0           4,656
                                    ----------      ----------      ----------      ----------
    Gross margin (Loss)                    229         418,223               0          (4,656)
                                    ----------      ----------      ----------      ----------
Operating Expenses:
General and Administrative             187,122         389,422         252,444         252,444
                                    ----------      ----------      ----------      ----------
    Pre-Tax Profit (Loss)            ($186,893)        $28,801       ($252,444)      ($257,100)
    Taxes (Note   )                          0               0               0               0
                                    ----------      ----------      ----------      ----------
    Operating Profit (Loss)          ($186,893)        $28,801       ($252,444)      ($257,100)
                                    ==========      ==========      ==========      ==========
Earnings (Loss) per Share of
 Common Stock and Common Stock
  Equivalents                          ($0.003)         $0.000         ($0.005)        ($0.005)
                                    ==========      ==========      ==========      ==========

Common Stock outstanding            72,905,669      72,905,669      49,519,132      49,519,132
                                    ==========      ==========      ==========      ==========

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                              UNAUDITED STATEMENT OF CASH FLOWS
                         For The Six Month Period Ended September 30

                                                          1998             1997
                                                        --------       --------
CASH FLOWS IN OPERATING ACTIVITIES

Net Profit (Loss)                                        $28,801      ($136,065)
Profit adjustment for non-cash depreciation               $1,809
                                                        --------       --------

Adjustments to Reconcile Net Income to
Net Cash Used in Operating Activities:

(Increase) Decrease in:

   Receivables                                           734,771       (118,043)
   Inventory                                            (958,209)        43,943
   Purchase of Furniture and Equipment                         0         (1,500)
   Loans to employees                                          0           (815)
Increase (Decrease) in:

   Accounts payable                                       (8,972)        (6,123)
   Accrued expenses                                            0              0
   Payment of Legal Judgment                                   0              0
   Common stock to be issue - Acquisition                      0              0
     NET CASH PROVIDED BY (USED IN)
                                                        --------       --------
       OPERATING ACTIVITIES                             (201,800)      (218,603)
                                                        --------       --------
          CASH FLOWS FROM FINANCING ACTIVITIES

(Increase) Decrease in:
   Inter-company                                               0       (248,584)
   Timber property purchase                                    0              0
   Investments                                            (2,200)      (332,844)
   Sawmill and related equipment purchase                      0              0
Increase (Decrease) in:
   Due to related parties                                 20,207        211,000
   Preferred stock                                        16,000              0
   Common stock                                           65,362         56,133
   Paid in capital                                       195,729        392,927
     NET CASH PROVIDED BY (USED IN)
                                                        --------       --------
       FINANCING ACTIVITIES                              295,098         78,632
                                                        --------       --------
NET INCREASE (DECREASE) IN CASH                           93,298       (139,971)
CASH, at Beginning of Period                              47,186        254,361
                                                        --------       --------
CASH, at End of Period                                  $140,484       $114,390
                                                        ========       ========

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                           Madera International, Inc.
             UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Six Month Period Ended September30,1998



                                   Common Stock                  Preferred Stock      Additional
                             ------------------------------------------------------     Paid In       Retained
                                Shares         Amount        Shares          Amount     Capital       Earnings         Total
                             -------------------------------------------------------------------------------------------------

BALANCE, March 31, 1998      72,905,669       $729,056      1,000,000       $10,000   $38,142,505   ($2,423,272)   $36,458,289
                             -------------------------------------------------------------------------------------------------
Entries for quarter
ended June 30, 1998:
Issued for consulting fees                                  1,000,000        10,000        40,000                       50,000
Profit for period 4/1                                                                                   215,694        215,694
thru 6/30/98
                             -------------------------------------------------------------------------------------------------

BALANCE, June 30, 1998       72,905,669       $729,056      2,000,000       $20,000   $38,182,505   ($2,207,578)   $36,723,983
                             -------------------------------------------------------------------------------------------------

Entries for quarter ended
Sep 30, 1998:
Issued for consulting fees    6,536,170         65,362        600,000         6,000       155,729                      227,091

Profit for period 7/1                                                                                  (186,893)      (186,893)
thru 9/30/98
                             -------------------------------------------------------------------------------------------------
BALANCE, September 30,       79,441,839       $794,418      2,600,000       $26,000   $38,338,234   ($2,394,471)   $36,764,181
1998
                             =================================================================================================


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

         Environmental is dedicated to the conservation of the Amazon Rain Forest. Through its three programs 1) own a tree 2) replant a tree and
         3) replant a seedling for kids, Environmental manages and re-plants virgin and cleared timberland in the Brazilian Amazon Region. These programs will safeguard this region from any commercial exploitation including farming, ranching, mining and logging or the removal of any fauna or flora for any purpose. Additionally, Environmental is adding an internet site for the marketing of these products as well as other products native to the involved countries including herbal supplements.

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

     Property and Equipment

         Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets, which range from 5 to 7 years. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation for the quarter ending June 30, 1998 was not calculated.

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

B.   Accounts Receivable:

         Accounts  receivable   represent  amounts  due  for  sales  of  timber.
         Management has determined that the entire amount as of June 30, 1998 is fully collectible.

C.   Inventory:

         Inventory as of June 30, 1997 and 1998 consists of varying sizes of rough cut mahogany and cedar lumber awaiting customers orders in addition to unprocessed logs awaiting processing in accordance with customer requests. The valuation of the inventory was made by an independent third party who determined the quantity and value of the existing inventory. Some of the inventory was purchased from Ramiro Fernandez-Moris, President of the Company, in exchange for preferred stock (Note J). The majority of the inventory balance was purchased with cash from unrelated third parties. See accounting policies for inventory in item 1 above.

D.   Property and Equipment:

         Property and equipment is summarized as follows:

                                                  1998          1997
                                              -----------    -----------
          Sawmill - Brazil                    $ 2,395,000    $ 2,600,000
          Office furniture and equipment           21,585         18,085
                                              -----------    -----------
                                                2,416,585      2,618,085

          Less accumulated depreciation          (202,535)      (131,809)

                                              -----------    -----------

          Property and equipment, net         $ 2,214,050    $ 2,486,276
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

G.   Miscellaneous:

         Miscellaneous assets at June 30, 1998 and 1997 consist of the following:


                                                  1998           1997
                                              -----------    -----------

          Receivables - other                 $     4,200       $ 32,697
          Security deposits                         5,794          5,794
                                              -----------    -----------

                                              $     9,994       $ 38,491
                                              ===========    ===========

H.   Notes Payable - Related Party:

         Notes payable - related party are summarized as follows:

                                                          1998        1997
                                                        --------    --------

        Notes payable to Mr. Ramiro Fernandez-Moris,
           President of the Company, in 1997, and Mr.
           Daniel Lezak,  former  President,
           respectively, in 1996.  All notes bear
           interest at prime plus 1%.  Principal and
           interest is due and payable on
           demand or within one year.                    586,602     403,500

                 Less current portion                    586,602     403,500
                                                        --------    --------

                                                        $      -    $      -
                                                        ========    ========

I.   Income Taxes:

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

         Authorized preferred stock currently also consists of Series A, B and C preferred stock which have various conversion features for the exchange of common stock for each share of preferred stock. As of March 31, 1997, all outstanding Series A, B and C preferred shares had been converted or canceled.

         During the current fiscal year a Class E Preferred Stock was created for officers, Directors, and consultants in lieu of cash payments for services rendered. These shares are convertible into common stock on the basis of one for one. 2,600,000 shares of this class have been issued.

     Common Stock

         During the three months ended September 30, 1998 and 1997 the Company issued shares of common stock in exchange for consulting and other services provided. Shares continue to be issued during the current fiscal year, refer to the Statement of Changes in Equity for details of current quarter issuances.

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

K.   Supplemental Cash Flow Information:

         Supplemental disclosures of cash flow information for the quarter ended June, 1998, and 1997 are summarized as follows:

                                                         1998       1997
                                                       --------   --------

         Cash paid for interest                        $      0   $      0
                                                       ========   ========



       Noncash investing and financing activities:            0          0
       Investment acquired with stock issuance
       Common stock issued for services
       Preferred stock (Series D) issued for
         inventory                                            0          0
       Common stock issued for investment                     0          0

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
                                      -------
                                      $44,299
     Litigation

         No new litigation is in process. The past matter of Wright and the determination of continuing payments is now before Florida courts and will be decided in fiscal 1999. This has been fully reserved on the books of the company.

M.   Prior Period Adjustment:

         None

N.   Subsequent Event:

         None

ITEM 2.  MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

For the Three Months Ended September 30, 1998

Financial Condition:

         The Company's working capital resources during the three months ended September 30, 1998 were provided by operations and loans from related parties (See Notes to Financial Statements). Loans from related parties provided minimal proceeds during the three months ended September 30, 1998, increasing the Company's debt to related parties. The Company's operations for the three months ended September 30, 1998 utilized cash resources for continuing to build its inventory, due to the seasonality of the business, no sales were made during this period, however, sales and deliveries will begin again in the next quarter. Profit for the six months ended September 30, 1998 is $28,801 after absorbing losses from the season of $186,000.

         Management believes that the Company's working capital resources and anticipated cash flow from timber sales will be sufficient to support operations during the year ending March 31, 1999. However, management continues to seek alternative financing for the continued opportunities in South America.

Results of Operations:

         During the six months ended September 30, 1998, the Company's sales efforts resulted in increased orders for its hardwoods coupled with increased sales, albeit the sales will be delayed due to the seasonality. The Company achieved profitability of $28,801, after absorbing the seasonality loss for this quarter of $186,000. The Company continues to direct funds toward the accumulation of inventory and the procurement of sales. Based upon existing orders and planned shipping the projection for the entire fiscal year appears profitable. However, it should be noted that seasonality has shifted sales into the third quarter from the second quarter of this fiscal year. The profit for the year is projected to exceed that of last fiscal year.


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



 MADERA INTERNATIONAL, INC.
         (Registrant)


Date: January 11, 1999               /s/ Ramiro Fernandez-Moris
                                     --------------------------------
                                     Ramiro Fernandez-Moris, Chairman,
                                     President & CEO


      January 11, 1999               /s/ Regina Fernandez
                                     --------------------------------
                                     Regina Fernandez,
                                     Chief Financial Officer