Form 10QSB
period 1998-12-31
MADERA INTERNATIONAL INC
filed 1999-03-02
CIK 810750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

             ( x ) Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1998

                                       OR

              (  ) Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                        For the Transition period from to

                         Commission file number 0-16523

                           MADERA INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

             Nevada                                   68-0318289
-------------------------------                 ---------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification Number)


   2600 Douglas Road - Suite 1004, Coral Gables, FL           33134
---------------------------------------------------         ---------
  (Address of principal executive offices)                  (Zip Code)


              Phone: (305) 774-9411              Fax: (305) 774-9345
          -----------------------------------------------------------
          (Registrant's telephone and fax number, including area code)


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

As of December 31, 1998, there were 84,332,249 shares of common stock ($.01 par value) issued and outstanding.

Total sequentially numbered pages in this document:    14

                            PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           Madera International, Inc.
                                  Balance Sheet
                        For The Period Ended December 31

                        ASSETS                        1998            1997
                                                   (Unaudited)     (Unaudited)
                                                   ---------------------------
                    Current Assets
Cash                                                  $140,693         $40,024
Receivables (Note B)                                 2,243,956       1,127,626
Inventory (Note A and P)                             4,390,287       2,578,156
                                                   ---------------------------
          Total Current Assets                       6,774,936       3,745,806
                                                   ---------------------------
             Property, Plant & Equipment
Investment in Timber Producing Property (Note D)    27,972,394      27,500,000
Investment in sawmill and related properties         2,192,465       2,468,191
Other investments                                    1,500,000       1,500,000
Furniture & equipment                                   21,585          22,134
Other                                                        0               0
                                                   ---------------------------
Total Property, Plant & Equipment                   31,686,444      31,490,325
                                                   ---------------------------
                     Other Assets
Inter-company Aserraadera Itaya                              0       1,167,838
Investment in environmental land                             0         357,544
Security deposits                                        5,794           5,794
Other receivables                                        4,200          28,033
                                                   ---------------------------
Total Other Assets                                       9,994       1,559,209
                                                   ---------------------------
          Total Assets                              38,471,374      36,795,340
                                                   ---------------------------
          Liabilities and Shareholder Equity
                 Current Liabilities
Accounts payable                                       209,868         299,147
Accrued taxes payable                                  165,000               0
Income taxes payable                                    28,000           1,600
Other accrued expenses                                  49,803         123,203
Current portion of long term debt                      602,067         468,000
(Note E)
                                                   ---------------------------
Total Current Liabilities                            1,054,738         891,950
                                                   ---------------------------
Long-Term Debt (Note E)                                      0               0
Common stock to be issued                              423,750         423,750
                                                   ---------------------------
          Total Liabilities                          1,478,488       1,315,700
                                                   ---------------------------
                 Stockholders' Equity
Redeemable Preferred Stock - $.01 Par,                  26,000          10,000
100,000,000 shares authorized, 500,000 shares
in 1996 and 1,000,000 shares in 1997 were
issued and outstanding
Common Stock - $.01 Par, 250,000,000 shares            843,322         689,646
authorized, 68,964,669 in 1997 and 84,332,249
in 1998 were issued and outstanding
Paid in capital                                     38,460,494      37,984,865
Retained Earnings (Deficit) Prior                   (2,423,272)     (3,560,942)
Retained Earnings (Deficit) Current                     86,342         356,071
                                                   ---------------------------
          Total Shareholder Equity                  36,992,886      35,479,640
                                                   ---------------------------
Total Liabilities and Equity                        38,471,374      36,795,340
                                                   ===========================

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                        Unaudited Statement of Operations
                   For The Nine Month Period Ended December 31

                                               3 Months    Fiscal Year     3 Months    Fiscal Year
                                                 1998          1998          1997          1997
                                            ------------------------------------------------------
Income:
Timber sales                                   $870,203     $2,689,514      $549,570    $2,015,727
Other income (expense)                                0            192             0       135,000
                                            ------------------------------------------------------
          Total Income                          870,203      2,689,706       549,570     2,150,727
                                            ------------------------------------------------------
Cost of Sales:
Beginning Inventory                           4,080,187      3,121,978     2,578,156     2,775,918
Purchases                                       930,000      2,991,133       564,211       915,868
Inventory adjustment                                  0              0             0             0
Field costs                                           0        293,500             0           421
Field travel                                          0          4,656             0             0
Sales costs and travel                                0              0         4,504         9,103
Commissions                                           0            200             0             0
Joint venture share                                   0              0             0       121,356
Joint venture costs                                   0              0             0             0
                                            ------------------------------------------------------
          Total accumulated costs             5,010,187      6,411,467     3,146,871     3,822,666
Less:  Ending inventory  (Note  A and P)     (4,390,287)    (4,390,287)   (2,775,918)   (2,775,918)
                                            ------------------------------------------------------
          Cost of sales                         619,900      2,021,180       370,953     1,046,748
                                            ------------------------------------------------------
          Gross margin (Loss)                   250,303        668,526       178,617     1,103,979
                                            ------------------------------------------------------
Operating Expenses:
General and Administrative                      192,762        582,184       138,132       747,908
                                            ------------------------------------------------------
     Pre-Tax Profit (Loss)                      $57,541        $86,342       $40,485      $356,071
     Taxes (Note  )                                   0              0             0             0
                                            ------------------------------------------------------
     Operating Profit (Loss)                    $57,541        $86,342       $40,485      $356,071
                                            ======================================================

Earnings (Loss) per Share of Common Stock        $0.001         $0.001        $0.001        $0.005
and Common Stock Equivalents
                                            ------------------------------------------------------

Common Stock outstanding                     84,332,249     84,332,249    68,964,669    68,964,669
                                            ======================================================

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                        UNAUDITED STATEMENT OF CASH FLOWS
                   For The Nine Month Period Ended December 31


             CASH FLOWS IN OPERATING ACTIVITIES          1998            1997
                                                    ---------------------------

Net Profit (Loss)                                       $86,342        $356,071
Profit adjustment for non-cash depreciation              $1,809


Adjustments to Reconcile Net Income to
     Net Cash Used in Operating Activities:

(Increase) Decrease in:

     Receivables                                        797,167       (277,076)
     Inventory                                      (1,268,309)         197,762
     Purchase of Furniture and Equipment                      0         (4,049)
     Loans to employees                                       0           3,849
Increase (Decrease) in:

     Accounts payable                                   (5,229)          69,788
     Accrued expenses                                         0          75,000
     Payment of Legal Judgment                                0               0
     Common stock to be issue - Acquisition                   0               0
          NET CASH PROVIDED BY (USED IN)
                                                    ---------------------------
               OPERATING ACTIVITIES                   (388,220)         421,345
                                                    ---------------------------
             CASH FLOWS FROM FINANCING ACTIVITIES

(Increase) Decrease in:
     Inter-company                                            0     (1,167,838)
     Timber property purchase                                 0               0
      Investments                                       (2,200)       (342,544)
     Sawmill and related equipment purchase                   0               0
Increase (Decrease) in:
     Due to related parties                              35,672         275,500
     Preferred stock                                     16,000               0
     Common stock                                       114,266          73,977
     Paid in capital                                    317,989         525,223
          NET CASH PROVIDED BY (USED IN)
                                                    ---------------------------
              FINANCING ACTIVITIES                      481,727        (635,682)
                                                    ---------------------------
NET INCREASE (DECREASE) IN CASH                          93,507        (214,337)
CASH, at Beginning of Period                             47,186         254,361

                                                    ---------------------------
CASH, at End of Period                                 $140,693         $40,024
                                                    ===========================

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                           Madera International, Inc.
             UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                For the Nine Month Period Ended December 31, 1998


                                  Common Stock         Preferred Stock     Additional
                             ------------------------------------------     Paid In       Retained
                               Shares        Amount    Shares    Amount     Capital       Earnings         Total
                             ---------------------------------------------------------------------------------------
BALANCE, December 31,        68,964,669     $689,646  1,000,000  $10,000  $37,984,865   ($3,204,871)     $35,479,640
1997
                             ---------------------------------------------------------------------------------------
BALANCE, March 31, 1998      72,905,669     $729,056  1,000,000  $10,000  $38,142,505   ($2,423,272)     $36,458,289
                             ---------------------------------------------------------------------------------------
Entries for quarter ended
June 30, 1998:

Issued for consulting                                 1,000,000   10,000       40,000                         50,000
fees
Profit for period 4/1                                                                       215,694          215,694
thru 6/30/98
                             ---------------------------------------------------------------------------------------
BALANCE, June 30, 1998       72,905,669     $729,056  2,000,000  $20,000  $38,182,505   ($2,207,578)     $36,723,983
                             ---------------------------------------------------------------------------------------

Entries for quarter ended
Sep 30, 1998:

Issued for consulting         6,536,170       65,362    600,000    6,000      155,729                        227,091
fees

Profit for period 7/1                                                                      (186,893)        (186,893)
thru 9/30/98
                             ---------------------------------------------------------------------------------------
BALANCE, September 30,       79,441,839      794,418  2,600,000   26,000   38,338,234    (2,394,471)      36,764,181
1998
                             ---------------------------------------------------------------------------------------
Issued for consulting         4,890,410       48,904          0        0      122,260                        171,164
fees

Profit for period 10/1                                                                       57,541           57,541
thru 12/31/98
                             ---------------------------------------------------------------------------------------
BALANCE, December 31,        84,332,249     $843,322  2,600,000  $26,000  $38,460,494   ($2,336,930)     $36,992,886
1998
                             =======================================================================================

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

B.   Accounts Receivable:

         Accounts  receivable   represent  amounts  due  for  sales  of  timber.
         Management has determined that the entire amount as of December 31, 1998 is fully collectible.

C.   Inventory:

         Inventory as of December 31, 1997 and 1998 consists of varying sizes of rough cut mahogany and cedar lumber awaiting customers orders in addition to unprocessed logs awaiting processing in accordance with customer requests. The valuation of the audited inventory was made by an independent third party who determined the quantity and value of the existing inventory. Subsequent to the audit period, inventory valuation has been done by adjusting the inventory for cost of shipments. Some of the inventory, prior to the audit period, was purchased from Ramiro Fernandez-Moris, President of the Company, in exchange for preferred stock (Note J). The majority of the inventory balance was purchased with cash from unrelated third parties. See accounting policies for inventory in item 1 above.

D.   Property and Equipment:

         Property and equipment is summarized as follows:

                                                  1998          1997
                                              -----------    -----------
          Sawmill - Brazil                    $ 2,395,000    $ 2,600,000
          Office furniture and equipment           21,585         20,629
                                              -----------    -----------
                                                2,416,585      2,620,629

          Less accumulated depreciation          (202,535)      (131,809)
                                              -----------    -----------

          Property and equipment, net         $ 2,214,050    $ 2,488,820
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

         Company has not converted this amount into stock due to the continued low current market price for the stock.

G.   Miscellaneous:

         Miscellaneous assets at June 30, 1998 and 1997 consist of the following:


                                                  1998           1997
                                              -----------    -----------

          Receivables - other                 $     4,200       $ 32,697
          Security deposits                         5,794          5,794
                                              -----------    -----------

                                              $     9,994       $ 38,491
                                              ===========    ===========

H.   Notes Payable - Related Party:

         Notes payable - related party are summarized as follows:

                                                          1998         1997
                                                        --------     --------

        Notes payable to Mr. Ramiro Fernandez-Moris,
           President of the Company, in 1997, and Mr.
           Daniel Lezak,  former  President,
        respectively, in 1996.  All notes bear
           interest at prime plus 1%.  Principal and
           interest is due and payable on
        demand or within one year.                       602,067      428,750

                 Less current portion                    602,067      428,750
                                                        --------     --------

                                                        $      -     $      -
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

     Common Stock

         During the three months ended December 31, 1998 and 1997 the Company issued shares of common stock in exchange for consulting and other services provided. Shares continue to be issued during the current fiscal year, refer to the Statement of Changes in Equity for details of current quarter issuances.

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

K.   Supplemental Cash Flow Information:

         Supplemental disclosures of cash flow information for the quarter ended June, 1998, and 1997 are summarized as follows:

                                                        1998           1997
                                                     ----------     ---------

         Cash paid for interest                          $6,142            $0
                                                     ==========     =========



        Noncash investing and financing activities:
        Investment acquired with stock issuance               0     3,000,000
        Common stock issued for services             11,426,580     4,396,650

        Preferred stock (Series D) issued for
           inventory                                          0     1,000,000
        Preferred stock (Series E) issued for
           services                                   1,600,000             0
        Common stock issued for investment                    0             0

         These adjustments continue during the fiscal year, a detailed analysis will be supplied with the 10K at the end of the fiscal year.

L.   Commitments and Contingencies:

     Operating Leases

         The Company leases office facilities under operating leases which expire in June 2000. Future minimum lease payments due under noncancellable operating leases as of December 31, 1998 are as follows:

                 1999                 $22,534
                 2000                  11,167
           Thereafter                       -
                                      -------
                                      $33,701
     Litigation

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

         None

N.   Subsequent Event:

         None

ITEM 2. MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Three Months Ended December 31, 1998

Financial Condition:

         The Company's working capital resources during the three months ended December 31, 1998 were provided by operations and loans from related parties (See Notes to Financial Statements). Loans from related parties provided minimal proceeds during the three months ended December 31, 1998, increasing the Company's debt to related parties. The Company's operations for the three months ended December 31, 1998 utilized cash resources for continuing to build its inventory, due to the seasonality of the business, sales were made during this period and sales and deliveries will continue in the next quarter. Profit for the nine months ended December 31, 1998 is $86,342 and for the quarter is $57,541.

         Management believes that the Company's working capital resources and anticipated cash flow from timber sales will be sufficient to support operations during the year ending March 31, 1999. However, management continues to seek alternative financing for the continued opportunities in South America.

Results of Operations:

         During the nine months ended December 31, 1998, the Company's sales efforts resulted in increased orders for its hardwoods coupled with increased sales. The Company achieved profitability of $86,342, with a profit for the quarter at $57,541. The Company continues to direct funds toward the accumulation of inventory and the procurement of sales. Based upon existing orders and planned shipping the projection for the entire fiscal year appears profitable. However, it should be noted that seasonality has shifted sales into the third quarter from the second quarter of this fiscal year. The profit for the year is projected to exceed that of last fiscal year.


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



                           MADERA INTERNATIONAL, INC.
                                  (Registrant)


Date: February 15, 1999                        /s/ Ramiro Fernandez-Moris
                                               ---------------------------------
                                               Ramiro Fernandez-Moris, Chairman,
                                               President & CEO

Date: February 15, 1999                        /s/ Regina Fernandez
                                               ---------------------------------
                                               Regina Fernandez, Chief Financial
                                               Officer