Form 10KSB
period 1999-03-31
MADERA INTERNATIONAL INC
filed 2000-03-08
CIK 810750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

(X)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934  (Fee Required)
For the fiscal year ended March 31, 1999
                         ----------------------------------
( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (No Fee Required)
For the transition period from                       to
                              -----------------------  -----------------------
Commission file number          0-16523
                      --------------------------------------------------------
                           Madera International, Inc.
                           --------------------------
                 (Name of small business issuer in its charter)
Nevada                                                  68-0318289
----------------------------------------   ------------------------------------
(State of incorporation or organization)   (I.R.S. Employer Identification No.)

2600 Douglas Road, Suite 1004, Coral Gables, Florida                33134
-------------------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number (305) 774-9411  Issuer's fax number (305) 774-9345
                         ----------------                     ---------------
Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                          Common stock, $.01 par value
-------------------------------------------------------------------------------
                                (Title of class)
     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
( ) YES (X) NO

     As of March 31, 1999, 88,350,924 common shares were outstanding and the aggregate market value of the common shares (based upon the average bid and asked prices on such date) of the Registrant held by non-affiliates was approximately $6,000,000.

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form IO-KSB or any amendment to this Form IO-KSB. ( )

Revenues for the fiscal year ended March 31, 1999 totaled $3,492,407. Documents incorporated by reference: See Item 13 hereof.

Total number of pages in this document:

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

1. SUMMARY
   -------
     Madera International, Inc., a Nevada corporation, merged in February, 1994, with Weaver Arms Corporation, its parent ("Weaver"), with Weaver changing its name to "Madera International, Inc" ("Registrant"). The history of Weaver is contained in prior 10 K's, which history includes the detailed explanation of Weaver's emergence from Chapter 11 proceeding as Madera International, Inc.

     In July 1994, Registrant entered into an agreement with Ramiro Fernandez-Moris and his family to acquire assets held by them in the family owned corporation Forest and Environmental Resources of the Amazon, Inc.
("FEROA"). These assets consist of 478,000 acres of freely owned timber producing property in Brazil, as well as substantial acreage and Peru that are long term concessions. The value of these properties was based upon an independent third party appraisal supplied as part of the due diligence procedure. The value used is $27,000,000. In addition to the real property, a working sawmill was also acquired as part of the agreement. This sawmill is located in Brazil, and is in operation. It's appraised value is $2,200,000. It has a capacity of 200 cubic meters a day. The final part of the acquisition consisted of existing inventory of banac and cedar at cost of $630,000.

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

     The purchase price of this acquisition is one million five hundred thousand dollars ($1,500,000). This amount has been paid with the exception of $423,750 that remains on the books as a liability until stock is issued converting the liability to equity. The Registrant's Board of Directors has deferred stock issuance until the properties value has been demonstrated through production of harvested product.

     In May, 1997, Registrant purchase an additional 251,000 acres of prime timberland close to its freely owned property in Brazil. This additional acreage is destined for environmental programs that are being established by Registrant. These programs will be conducted in a wholly owned subsidiary, Madera
International Environmental, Inc. This purchase was directly from Ramiro Fernandez-Moris, CEO of registrant.

BUSINESS
--------
     Registrant specializes in the harvesting and exportation of timber products from South America to buyers throughout the world. Registrant owns approximately 900,000 acres of prime timber property in the State of Amazonas, Brazil. This property has abundant species of commercial value, including Spanish Cedar, Banak and Marupa. Harvest is seasonal. Raw materials are transported by river to the Company's mill, the Froeste Wood Saw Mill, located at Rua de Maio, Benjamin Constat, Amazonas, Brazil. At the end of the March 31, 1998 fiscal year, an inventory of approximately 2 million board feet of cedar, marupa, banak and mahogany in various sizes of rough cut lumber as well as a large quantity of mahogany logs awaiting processing. Lumber is sold to established customers who are members of the National Hardwood Lumber Association (NHLA). The NHLA sales code applies to established uniform practices in the conduct and regulation governing elements of all transactions.

     In May 1995, Registrant acquired an interest in approximately 30,000 hectares of prime timber producing property in Peru. This land is rich in mahogany, and revenues have begun and will continue to grow from this area.

     Madera exercises full environmental controls in its operations. As a result, limited harvesting has actually occurred, instead registrant is actively purchasing timber from other producers and preserving its reserves. Thus, previously distributed harvesting projections will not come into play until the existing supply from other producers begins to diminish. The timber is sold throughout the world to wholesalers and end users. The selective felling of timber is supported by a reforestation program, which includes surveys and forest inventories, and promotes preservation and conservation of those areas affected by the harvesting program.

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

     Based on recent prices of comparable lumber as that found on Registrant's property, initial price indicators conservatively estimated sales prices of $1.75 per board foot. It should be noted that this is an average price considering the mix of hardwoods being marketed by Registrant. These estimates have proven valid and should generate sales of $10 Million U.S. in Registrant's near term years and building to $40 Million U.S. annually in approximately ten years.

     As an adjunct to its timber business, Registrant has embarked upon an aggressive campaign to market other products that are natural to the environment in the rainforest. These products include herbal dietary supplements and artifacts from the regions in which operations occur. A marketing program has begun for these products, but it is to soon to predict or project the results. The effects of the marketing program will be reported throughout the coming fiscal year.

     Registrant's management has involved itself in the preparation for the year 2000 problem by taking the following steps: First it will update all of its computer programs used in financial preparations and system operations to those designed to offset this potential problem; and, Secondly it will have tested its computers to demonstrate compliance with any needs for that period. It should be noted that its field operations are not dependent in any way on computer functioning, therefore no effects of the Y2K problem are anticipated.


Employees
---------
     The Registrant has no employees; all services are performed by outside contractors who serve as officers/directors (see "ITEM 11. EXECUTIVE COMPENSATION"). Most of the efforts of the Registrant will be performed by contract labor in the particular country wherein the timber operations occur. It is anticipated that several hundred laborers will be employed by contractors in each of the countries in which the Registrant is actively harvesting and distributing timber and related products.

ITEM  2.  DESCRIPTION OF PROPERTY

     Registrant leases it's office space (approximately 1,700 square feet) on a two (2) year lease at the rate of $3,155.00 per month. The lease runs from August 1, 1996 through July 31, 2000. It is the intent of registrant to find new facilities upon the expiration of its lease. Additionally registrant has approximately 800,000 acres of timber property in Brazil and Peru that it owns in fee ownership, or as in Peru, as concessionaire. These timber producing properties are capable of timber production, but only the Peru properties are actively in production at this time.

ITEM  3.  LEGAL PROCEEDINGS

     Wrights   Executives,   Inc.,   dba,   Beacon  Hill  Resources  vs.  Madera
     ---------------------------------------------------------------------------
International,  Inc., a Nevada  Corporation,  filed on February 7, 1995,  in the
-------------------------------------------
District Court of the State of Nevada, County of Cark, Case No. A 342542 is a matter whereby the plaintiff alleged that it was owed $125,736.03 resulting from an agreement entered into by plaintiff and Forest and Environmental Resources of the Amazon, Inc. ("FEROA"), pursuant to which the plaintiff agreed to loan FEROA $70,137.00, with interest to accrue at the rate of one and one-half percent (1 1/2%) per month. In furtherance of the agreement, FEROA executed a promissory note in the amount of $88,000.00 on July 2, 1988 in favor of plaintiff. Plaintiff alleged that FEROA transferred all of its assets consisting of timber properties and concessions to defendant, and that stock paid by the defendant in consideration of the transfer was not transferred to FEROA, but to Ramiro Fernandez-Moris, the chairman of FEROA, resulting in FEROA becoming insolvent, and unable to pay its obligation to the plaintiff. A Motion for Summary Judgment against the Company was substantiated on November 27, 1995, and the Company ordered to pay the sum of $158,834.00 to the Plaintiff. Registrant has settled this matter on behalf of Registrant, Ramiro Fernandez-Moris and FEROA. The settlement is for $171,500.00, payable at a minimum of $5,000.00 per month, commencing May 1996, and continuing until the debt is paid off. Plaintiff has the option to convert into common stock at a 25% discount from the bid price as long as the bid price is $0.50 per share or higher. This option applies only after the stock reaches a bid price of $0.50, and may be exercised in any portion of the total value. This claim was being paid by Registrant until Registrant's Lawyers advised that the judgment was not properly issued at which time payments were stopped and legal issues again began. The judgment still exists and the balance due is reflected in the financial statements.

     Registrant is presently under an informal investigation being conducted by the Securities and Exchange Commission. Although Registrant has received notice of the investigation, Registrant has no knowledge of the reason or cause for the investigation and is waiting for the results of the various inquiries to report the reason.

     Subsequent to year end a lawsuit was filed against Registrant and it's CEO by Arthur Mintz, a former director. The lawsuit relates to loans made by Mr. Mintz. Registrant and it's CEO are vigorously opposing the lawsuit and believe that the evidence once presented will show that Mr. Mintz has not presented an accurate picture.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the year ended March 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS

1.   MARKET INFORMATION
     ------------------
     The Company's Common Stock has been trading in the NASDAQ Bulletin Board since May 13, 1994. There is no established public trading market for the Company's Class A warrants issued under the Plan. Bid and ask prices for the Common Stock are carried electronically on the National Daily Quotation Service's Bulletin Board under the symbol "WOOD". The range of high and low bids for the Company's Common Stock from the periods indicated are as set forth in the following table:

                        Fiscal Year Ended March 31, 1999
                        --------------------------------
Quarter       Range       Common Stock - Bid     Common Stock - Asked
-------       -----       ------------------     --------------------
      1        High                   0.12                         0.13
               Low                    0.09                         0.11
      2        High                   0.29                         0.31
               Low                    0.12                         0.15
      3        High                   0.15                         0.18
               Low                    0.11                         0.11
      4        High                   0.13                         0.14
               Low                    0.09                         0.11

-------------------------------------------------------------------------------

     Source: Report dated 5/12/99 Real Time Quotes, from the National Quotation Bureau, Incorporated, Cedar Grove, New Jersey

     (The foregoing information is believed to be accurate, but is not guaranteed.) The quotations listed above represent prices between dealers and do not include retail mark-up, mark-down or commission and there can be no assurance that they represent actual transactions.

     Cede & Co.is the clearing agent.

     There is presently no trading market of any kind for the Company's preferred stock or its warrants.


     As of March 31,1999, in excess of 15,000,000 shares of the Registrant's common Stock were eligible for sale under Rule 144, subject to certain limitations included in such Rule. In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one year holding period, under certain circumstances, may sell within any three month period a number of shares which does not exceed the greater of 1% of the Registrant's then outstanding Common Stock or the average weekly trading volume of such Common Stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an "affiliate" of the Registrant.

     Class A and B warrants issued in connection with the Plan of Reorganization of 1994 have been canceled as a result there are presently no warrants outstanding. With the exception of convertible preferred stock, there are no other rights to purchase, or any securities convertible into or exchangeable for, shares of the Common Stock of the Company. Registrant has two (2) classes of Preferred Stock outstanding which are convertible into common stock (see "ITEM 1. DESCRIPTION OF BUSINESS - 1. SUMMARY").


     The Registrant has granted option rights to two parties, The Wall Street Group, Inc., for publicity purposes, and to M. H. Meyerson & Co., for investment banking services. Registrant has requested that the option agreement with both parties be terminated, however, as of the date of preparing this document, they had not been canceled. There are no other agreements to register any shares of the Common Stock of the Registrant under the Securities Act of 1933 for any security holder.

II     HOLDERS
       -------
     As of June 30, 1999, there were approximately 2,800 record holders of the Registrant's Common Stock. See "Description of Securities." This includes 529 direct holders and approximately 2,300 street holders.

III    DIVIDENDS
       ---------

     B. Since inception, the Registrant has not paid any dividends on its capital stock.

     B. The Registrant does not foresee that it will have the ability to pay any dividends on its capital stock during the fiscal year ending March 31, 2000, Management however, is contemplating the possible spin-off of its wholly owned subsidiary, Madera International Environmental, Inc as a dividend to its shareholders, if this is approved it will be subsequently announced. At the present time, the Registrant's anticipated working capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the future expansion and development of its business. See "Description of Securities."

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

1.   PLAN OF OPERATION
     -----------------
     The Registrant has set up a network of brokers that are supplying potential customers for the products to be shipped. Upon receipt of approval of product available for shipment, Registrant's staff will inform the brokers of the product's availability. At that time, the brokers will inform customers and the flow of product will begin. It should be noted that all customers that require financing for shipments will be required to be approved by financiers before any shipment is arranged.

     Regular shipments of timber product commenced in 1997 to domestic and international customers. Registrant now ships to a growing list of customers. Inquiries from regulatory authorities has disturbed the shipment process that had begun. Registrant has had to reestablish the confidence that it's customer base had and it is expected that this will take several months.

     Shipments of herbal supplements and artifacts have also begun. These are consumer oriented sales that are conducted over the phone and internet. Registrant has completed and instituted its Internet Web Page which has generated sales that are growing.

II.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       -----------------------------------------------------------
       AND    RESULTS OF OPERATIONS
       ----------------------------
     The Registrant continues to accumulate inventory in Brazil and Peru. The inventory now exceeds $4 Million. Shipments have been slowed as a result of the SEC investigation that has had an impact on the customer base of registrant. It is anticipated that regular shipments will not commence until this investigation has been concluded and the customer base is again comfortable in dealing with Madera. As a result of the slow down in shipments, the inventory continues to grow. It is anticipated that accumulated inventory will be turned into profitable sales during subsequent periods. All administrative expenses are being held to a minimum and will continue in that manner with the exception of consulting fees, which have grown but are now stabilized. The shipments, however, continue to be dependent upon financing which the Registrant continues to find difficult due to the foreign nature of the inventory.

     The producing properties now held by the Registrant encompass approximately 800,000 acres.

     The Registrant's working capital resources during the years ended March 31, 1998 and March 31, 1999 have been provided primarily from three sources: (1) the efforts of the Management of the Registrant in bringing capital to the Registrant through the use of Private Placements, as well as direct loans arranged by Management, (2) equity conversions arranged by it's investment bankers, and (3) profitable operations. The commitments from these sources have led the Company to a working capital balance at March 31, 1998 of $4,764,242 versus a working capital balance of $4,613,123 at the 1999 fiscal year end. Stock to be Issued and Loans from Insiders, presently included in the working capital calculation, will be converted into equity in the coming fiscal year, thus potentially improving the working capital for fiscal 2000. It should be noted that the cost of sales for the fiscal year ended March 31, 1999 was significantly larger than previous periods due to the high cost of purchased timber versus the cost of the same goods in previous periods this is in addition to the increase in the cost of field operations and field travel.

     As indicated in statements above and in audited financial statements attached hereto, Registrant is involved in an informal investigation being conducted by the Securities and Exchange Commission, "SEC", staff. This is a fact finding effort by the staff of the SEC to determine that the properties are represented properly in the financial statements as are the operations and disclosures. This investigation has had an adverse effect on the operations of Registrant and there is no way of knowing when and if the efforts of the SEC staff will be completed and/or the results of their efforts fully reported. Registrant has attempted to fully disclose all data both good and bad and is not aware of any wrong doing or lapses in this disclosure effort. As explained above, Registrant has changed accountants so as to have professionals advising it that do not have communications problems that previously existed. These new accountants have visited Registrants properties and operations in South America and are in the process of recommending changes in internal controls and reporting procedures that will insure compliance with fully disclosing company activities.

ITEM 7.  FINANCIAL STATEMENTS

     See Pages F-1 through F-15 attached hereto for copies of the audited annual financial statements of the Company.

ITEM 8.  CHANGES  IN AND  DISAGREEMENTS WITH ACCOUNTANTS  ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     The firm of Harlan & Boettger resigned as auditors for Registrant and have been replaced by Sanson, Kline, Jacomino, CPA's in Miami, Florida. This change reflects the need of Registrant in having a relationship with an auditing firm closer to its home base that has knowledge of operations in Spanish Speaking environments. There is a dispute with Harlan & Boettger related to a $4,000 fee claimed by them and disputed by registrant. This fee relates to activities after the completion of the audit and all audit fees were paid in full.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; Compliance With Section 16(a) of the Exchange Act.


                 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
                 -----------------------------------------------
      Name                        Age                          Position
      ----                        ---                          --------
Ramiro Fernandez-Moris             70        Chief Executive Officer, Director
Ramiro "Ray" Fernandez             45        Chairman of the Board, Vice
                                             President, Director
Roman Fernandez-Moris              43        President, Director
Regina Fernandez                   40        Secretary-Treasurer
                                             (Resigned after fiscal year)
Arthur Mintz                       58        Director (Resigned after
                                             fiscal year)


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


     Mrs. Regina Fernandez, born in Havana, Cuba, and a resident of Miami since 1960, attended Miami-Dade Community College. In 1980, she joined the staff of 1st Nationwide Saving and in 1982 was promoted to Operations Manager, responsible for the supervision of 23 employees. She was the only 1st Nationwide Savings employee in Florida to be honored in 1983 and 1984 for outstanding job achievements. In 1985, Mrs. Fernandez was employed by Karobi Lumber, where she specialized in organization, administration, distributions, and financing, and was assigned to South American operations in Brazil, Peru and Bolivia. In 1992, Mrs. Fernandez joined World Trade Services, heading lumber operations, contracting lumber sales and procurement from South America as well as domestic suppliers. In 1994, she was employed as a Commercial Expert for Bureau Veritas, N.A., working closely with the international trading industry. On March 2, 1996, Mrs. Fernandez joined Madera as Secretary. She resigned as Secretary after the close of the fiscal year March 31, 1999.

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


 ITEM 10.  EXECUTIVE COMPENSATION

     All executive officers as a group (5 persons) received no cash compensation during the year. All compensation was paid by stock issuances pursuant to S-8 Registration.
                              SALARIES OF OFFICERS
Name and Position        Paid to Consultant                 Amount Paid

Ramiro Fernandez-        Forest and                        $173,065
Moris,  Chief            Environmental
Executive Officer        Resources, Inc.;

                         and affiliates

                         Amazon Timber
Ramiro "Ray"             Consultants, Inc.                 $ 78,447
Fernandez, Chairman
of the Board

Roman Fernandez-         Croft Investments,                $ 77,091
Moris, President         Inc.

Regina Fernandez,        Friends of the                    $ 40,578
Secretary                Rainforest, Inc.



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

Compliance with Section 16(a) of Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Registrant. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Registrant and Exchange with copies of all Section 16(a) forms they file. These filing requirements have not been satisfied.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth certain information as of June 15, 1999 with respect to the beneficial ownership of the Registrant's Preferred Stock and Common Stock, par value $.0l per share, by holders of more than 5% of the Registrant's Common stock, by each director and executive officer of the Registrant, and by all directors and officers of the Registrant as a group.

      Name of Beneficial Owner         Number of Shares        Percent of
             and Class                    Beneficially         Class
                                       Owned       (1)            (2)   (3)
Preferred Stock
---------------
Ramiro Fernandez-Moris (1)                    1,000,000         100.00%

Common Stock
------------
Ramiro Fernandez-Moris (1)                    9,000,000          10.12%

Regina Fernandez (1)                                  0           0.00%

Roman Fernandez-Moris (1)                             0           0.00%

Ramiro (Ray) Fernandez-Moris, III (1)                 0           0.00%

Arthur Mintz (Resigned as Director)             unknown

All Directors and Officers as a group
(5 individuals)

Class D Preferred Stock (3)                   1,000,000         100.00%

Common Stock                                  9,000,000          10.12%



(1) Unless otherwise indicated, all shares are beneficially owned and the sole voting and investing power is held by the person named in the table above. The address for each beneficial holder is c/o the Company

(2) Based upon 88,905,669 shares of Common Stock outstanding. See "Description of Securities.

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


                                                            Page
(1)       Financial Statements -

  Report of Independent Accountants                         F-1

  Balance Sheet at March 31, 1998                           F-2

  Statement of Operations for the Years Ended               F-4
  March 31, 1998 and 1997

  Statement of Changes in Stockholders' Equity              F-5
  for the Years Ended March 31, 1998, and 1997

  Statement of Cash Flows for the Years Ended               F-6
  March 31, 1998 and 1997

  Notes to Financial Statements                     F-7 -F-15

(2)       Exhibits to this report are as follows:

 Ex. No.  Description of Document
 ------   -----------------------

b.        Reports on Form 8-K - fourth quarter ended
          ------------------------------------------
NONE

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of
         1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly
                                  authorized.

                           MADERA INTERNATIONAL, INC.

Dated:    March   , 2000
      --------------------

By: /s/ Ramiro Fernandez-Moris
    ---------------------------------------------------------
        Ramiro Fernandez-Moris, Chief Executive Officer

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                          Title                        Date
   ---------                          -----                        ----

/s/ Ramiro Fernandez-Moris       CEO, Director                 March 6,2000
--------------------------                                     ------------
Ramiro Fernandez-Moris
(Principal Executive Officer
and Principal Financial Officer)
Director, and Chairman of the Board

/s/ Roman Fernandez-Moris        President, Director           March 6,2000
-------------------------                                      ------------
Roman Fernandez-Moris


/s/ Ramiro (Ray)Fernandez        Vice Pres, Director           March 6,2000
-------------------------        Chairman of the Board         ------------

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                   MADERA INTERNATIONAL, INC. AND SUBSIDIARIES

                             March 31, 1999 and 1998

Sanson, Kline, Jacomino
         & Company, LLP
Certified Public Accountants
                                                             Tel. (305) 442-2470
LeJeune Centre 782 N.W. LeJeune Road - Suite 650 -            Fax (305) 442-2850
Miami, Florida 33126


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Madera International, Inc. and Subsidiaries

     We have audited the consolidated balance sheet of Madera International, Inc. and subsidiaries, as of March 31, 1999 and the related statements of operations and cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     The consolidated financial statements of Madera International, Inc. and subsidiaries as of March 31, 1998 were audited by other auditors whose report dated June 10, 1998, expressed an unqualified opinion on those statements.

     As discussed in Note L to the financial statements, the Securities and Exchange Commission (SEC) has ordered a private investigation of the Company that alleges, among other things, that the Company may have filed reports with the SEC which contained untrue statements of material facts or may have omitted facts with respect to the accuracy of the Company's financial statements. The Company denies all allegations in this matter. However, it is not possible to project at this time the ultimate outcome of this investigation and what impact it could have on the Company's consolidated financial statements.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Madera International, Inc. and Subsidiaries as of March 31, 1999 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Sanson, Kline, Jacomino & Company, LLP


Miami, Florida
February 17, 2000

                   Madera International, Inc. and Subsidiaries


                           CONSOLIDATED BALANCE SHEET

                                 March 31, 1999






                                     ASSETS

CURRENT ASSETS
  Cash                                                         $         8,996
  Accounts receivable, less allowance for doubtful
   accounts of $13,000 (Notes A-11 and B)                            1,238,155
  Inventory (Notes A-6 and C)                                        4,569,328
                                                                     ---------
         Total current assets                                        5,816,479

PROPERTY AND EQUIPMENT - AT COST (Notes A-7 and D)                   2,149,492

OTHER ASSETS
  Investment in timber producing property (Note E)                  27,972,394
  Other investments (Note F)                                         1,500,000
  Deposits                                                               6,567
                                                                    ----------
                                                                    29,972,394
                                                                    ----------
                                                                   $37,444,932
                                                                   ===========




















     The accompanying notes are an integral part of these consolidated financial statements.

                  Madera International, Inc. and Subsidiaries

                                 March 31, 1999






                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued expenses                      $     290,425
  Income taxes payable (Notes A-4 and H)                            28,000
  Notes payable- related parties (Note G)                          461,181
                                                             -------------

        Total current liabilities                                  779,606

STOCK SUBSCRIPTIONS PAYABLE (Note F)                               423,750

COMMITMENTS AND CONTINGENCIES
 (Note L)                                                                -

STOCKHOLDERS' EQUITY (Note I)
  Preferred stock, convertible Series D $.0.01 par value,
   100,000,000 shares authorized, 1,000,000 shares
   issued and outstanding                                           10,000
  Preferred stock, convertible Series E $0.01 par value,
   100,000,000 shares authorized, 2,000,000 shares
   issued and outstanding                                           20,000
  Common stock, $0.01 par value, 250,000,000 shares
   authorized, 88,350,924 shares issued and outstanding            883,509
  Additional paid-in capital                                    38,945,136
  Accumulated deficit                                           (3,617,069
                                                                ----------
                                                                36,241,576
                                                                ----------
                                                               $37,444,932
                                                               ===========











     The accompanying notes are an integral part of these consolidated financial statements.

                  Madera International, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          For the year ended March 31,


                                                 1999                 1998
                                                 ----                 ----
Net sales (Notes A-5 and A-11)             $   3,492,407       $    4,494,803

Cost of sales                                  3,228,382            2,073,421
                                            ------------        -------------
         Gross profit                            264,025            2,421,382

Operating expenses (Notes A-7, A-9 and I)
   Legal and professional fees                    56,478              375,633
   Field operations and travel                   339,200               84,463
   Administration and other costs                369,579              415,322
   Depreciation                                   69,645               68,917
   Consulting-related party                      555,436              225,995
   Bad debts                                      17,200               58,500
                                             -----------         ------------
                                               1,407,538            1,228,830
                                             -----------         ------------
          Operating profit (loss)             (1,143,513)           1,192,552

Other expenses
   Interest expense                              (50,284)             (26,882)
                                             -----------         ------------
                                                 (50,284)             (26,882)
                                             -----------         ------------
          Earnings (loss) before income taxes (1,193,797)           1,165,670

Income taxes (Notes A-4 and H)                      -                  28,000
                                             -----------         ------------
          Net earnings (loss)             $   (1,193,797)      $    1,137,670
                                             ===========         ============
Earnings (loss) per common share
 (Notes A-3 and K)                        $        (.015)      $         .017
                                             ===========         ============
Weighted average common shares outstanding    80,518,822           68,493,582
                                             ===========         ============
Fully diluted earnings (loss) per common share $   (.011)      $         .013
                                             ===========         ============
Weighted average fully diluted shares
                              outstanding    109,358,429           90,662,473
                                             ===========         ============





     The accompanying notes are an integral part of these consolidated financial statements

                   Madera International, Inc. and Subsidiaries
 .
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

             For the two-year period April 1, 1997 to March 31, 1999

                                    Preferred Stock            Common Stock         Paid-in     Accumulated
                                Shares          Amount    Shares         Amount     Capital       Deficit         Total
                                ----------------------    ---------------------    -----------  -----------      --------
BALANCE AT
 APRIL 1, 1997                  1,000,000      $10,000    61,567,019   $615,669   $37,459,642   $(3,560,942)    $34,524,369

  Issuance of stock for
   cash                              -            -        3,000,000     30,000       170,000          -            200,000

    Issuance of stock for
     services (Notes A-8
      and I)                         -            -        6,338,650     63,387       332,863          -            396,250

    Issuance of stock for
     investment (Notes A-8
     and E)                          -            -        2,000,000     20,000       180,000          -            200,000

    Net earnings                     -            -             -          -             -        1,137,670       1,137,670
                               ----------    ----------   -----------   -------    -----------    ---------      ----------

BALANCE AT
  MARCH 31, 1998                1,000,000       10,000    72,905,669    729,056    38,142,505    (2,423,272)     36,458,289

    Issuance of stock for
     services (Notes A-8
     and I)                     2,000,000       20,000    12,345,255    123,453       358,631          -            502,084

    Issuance of stock for
     relief of debt (Notes
     A-8 and I)                      -            -        3,100,000     31,000        444,000         -            475,000

    Net loss                         -            -             -          -              -      (1,193,797)     (1,193,797)
                              -----------     ---------  -----------    -------    -----------    ---------      ----------
BALANCE AT
 MARCH 31, 1999                 3,000,000      $30,000    88,350,924   $883,509    $38,945,136  $(3,617,069)    $36,241,576
                                =========       ======    ==========    =======     ==========    =========      ==========









     The accompanying notes are an integral part of these consolidated financial statements.

                   Madera International, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          For the year ended March 31,

                                                     1999               1998
                                                   --------           -------
Cash flows from operating activities
  Net earnings (loss)                            $(1,193,797)       $1,137,670
  Adjustments to reconcile net earnings (loss)
   to net cash provided by operating activities
     Stock issued for services rendered              502,084           396,250
     Recognized loss on impairment of assets            -              205,000
     Allowance for bad debts                          17,200            58,500
     Depreciation                                     69,645            68,917
     Change in assets and liabilities
       (Increase) decrease in accounts receivable  1,785,768        (2,249,073)
       Increase in inventory                      (1,447,350)         (346,060)
       Decrease in other receivables                   2,000            29,882
       (Increase) decrease in other assets              (773)           15,000
       Increase (decrease) in accounts payable
         and accrued expenses                         25,525           (14,262)
       Increase income taxes payable                    -               28,000
                                                 -----------        ----------
         Net cash used in operating activities      (239,698)         (670,176)

Cash flows from investing activities
  Investments in timberland                             -              (31,394)
  Purchases of property and equipment                 (3,278)           (3,500)
                                                 -----------        ----------
         Net cash used in investing activities        (3,278)          (34,894)

Cash flows from financing activities
  Proceeds from related party debt                   211,606           166,895
  Proceeds from letter of credit                        -              165,000
  Payments on related party debt                      (6,820)          (34,000)
  Proceeds from issuance of common stock                -              200,000

         Net cash provided by financing activities   204,786           497,895
                                                   ---------         ---------
         NET DECREASE IN CASH                        (38,190)         (207,175)

Cash at beginning of year                             47,186           254,361
                                                ------------        ----------
Cash at end of year                            $       8,996       $    47,186
                                                ============        ==========






     The accompanying notes are an integral part of these consolidated financial statements.

                   Madera International, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1999 and 1998


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Nature of Operations
     --------------------
     Madera International, Inc., a Nevada corporation (formerly Weaver Arms Corporation) emerged from Chapter 11 Bankruptcy proceedings on January 21, 1994. The Company includes two subsidiaries: Asseradora Itaya, Inc. ("Itaya"), a
Peruvian corporation, and Madera International Environmental, Inc. ("Environmental"), a Nevada corporation, together ("the Company"). All significant intercompany transactions and amounts have been eliminated in the consolidating process.

     The Company, in conjunction with Itaya, is engaged in the harvesting, milling and exporting of timber from South America. The Company sells its products to major lumber distributors throughout the United States.

     Environmental is dedicated to the conservation of the Amazon Rain Forest. Through its three programs 1) own a tree, 2) replant a tree and 3) replant a seedling for kids, Environmental manages and replant virgin and cleared timberland in the Brazilian Amazon Region. These programs will safeguard this region from any commercial exploitation including farming, ranching, mining and logging or the removal of any fauna or flora for any purpose.

2.  Estimates
    ---------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company's significant estimates at March 31, 1999 and 1998 are property and equipment, investments, and stock issued for services.

3.   Earnings Per Share
     ------------------
     Earnings per share are provided in accordance with Statement of Financial Accounting Standard No. 128 (FAS No. 128) "Earnings Per Share." Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.

                  Madera International, Inc. and Subsidiaries

                             March 31, 1999 and 1998

NOTE A - Continued

4.   Income Taxes
     ------------
     Income  taxes are  provided  in  accordance  with  Statement  of  Financial
Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all net operating loss carryforwards and temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. The components of the deferred tax asset and liability are individually classified as current and non-current based on their characteristics.

     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

5.   Revenue Recognition
     -------------------
     Revenues are recognized in the period in which lumber is shipped by freight on board (FOB) shipping point in South America.

6.   Inventory
     ---------
     Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

7.   Property and Equipment
     ----------------------
     Property and equipment are stated at cost or estimated fair market value on the date of acquisition. Depreciation is provided over the estimated useful lives of the respective assets on the straight-line basis ranging from five to forty years. The Company's policy is to evaluate the remaining lives and recoverability in light of current conditions. It is reasonably possible that the Company's estimate to recover the carrying amount of property and equipment will change.

8.   Nonmonetary Transactions
     ------------------------
     The Company records nonmonetary transactions in accordance with APB-29 "Accounting for Nonmonetary Transactions" and SFAS 123 "Accounting for Stock-Based Compensation." The transfer or distribution of a nonmonetary asset or liability is based on the fair value of the asset or liability that is received or surrendered, whichever is more clearly evident.

                  Madera International, Inc. and Subsidiaries

                             March 31, 1999 and 1998

NOTE A - Continued

9.   Advertising Costs
     -----------------
     Advertising costs are generally expensed as incurred. Advertising expense included in administrative and other costs were $79,074 for the year ended March 31, 1999.

10.  Cash Equivalents
     ----------------
     For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

11.  Concentrations
     --------------
     The Company sells a substantial portion of its product to three customers. Sales to these customers accounted for 90% and 85% of total sales for the years ended March 31, 1999 and 1998, respectively. Accounts receivable from these customers were approximately $1,211,000 at March 31, 1999.

12.  Fair Value of Financial Instruments
     -----------------------------------
     The following methods and assumptions were used by the Company to estimate the fair values of financial instruments as disclosed herein:

     Cash and cash equivalents: The carrying amount approximates fair value because of the short period to maturity of the instruments.

     Short-term borrowings: The carrying amount approximates fair value since the debt is estimated based on the interest rates for the same or similar debt offered to the Company having the same or similar remaining matuities and collateral requirements.

NOTE B -  ACCOUNTS RECEIVABLE

     Accounts receivable represent amounts due from sales of timber. In the normal course of business, the Company extends unsecured credit to distributors located in California and Florida. Credit is extended based on an evaluation of the customer's financial condition. Collection of invoices typically occurs between six and nine months of shipment.

     Accounts receivable at March 31, 1999 includes $379,280 from related corporations. Sales to related corporations were $363,975 for the year ended March 31, 1999. Subsequent to March 31, 1999, these related party receivables were reduced by $339,381 through a reduction of notes payable- related parties (see Note G).

               Madera International, Inc. and Subsidiaries

                             March 31, 1999 and 1998

NOTE C - INVENTORY

     Inventory as of March 31, 1999 consists of varying sizes of rough cut mahogany and cedar lumber awaiting customer orders, and herbs raw material inventory.

     Inventory consists of the following at March 31, 1999:

         Lumber
           Raw materials                                     $3,089,447
           Finished goods                                     1,265,787
         Herbs
           Raw materials                                        214,094
                                                              ---------
                                                             $4,569,328
                                                              =========

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows at March 31, 1999:

         Idle property (Sawmill in Brazil)                   $2,395,000
         Office furniture and equipment                          24,863
                                                              ---------
                                                              2,419,863
         Less accumulated depreciation                         (270,371)
                                                              ---------
           Property and equipment, net                       $2,149,492
                                                              =========
NOTE E - INVESTMENT IN TIMBER PRODUCING PROPERTY

     The Company acquired approximately 700,000 acres of timber producing property in Brazil from Ramiro Fernandez-Moris and his family. In addition, the Company acquired approximately 75,000 acres of timber producing property in Peru through long-term concessions. Management has used an appraisal to estimate the fair value of this investment. It is reasonably possibly that a change in the estimate will occur in the near term.

     On May 16, 1997, the Company entered into an agreement with various small land owners in Brazil to purchase 251,000 acres of timber producing property to be used for the operations of Madera Environmental construction program. In consideration for the asset acquired, the Company paid $441,000 through the private placement of 2,000,000 common shares valued at $200,000, issuance of a $241,000 note payable to a related party (Note G). Management has used an appraisal to estimate the fair value of this investment. It is reasonably possible that a change in the estimate will occur in the near term.

                   Madera International, Inc. and Subsidiaries

                             March 31, 1999 and 1998


NOTE F - OTHER INVESTMENT

     In April 1995 the Company entered into an agreement with Mandarin Overseas Investment Co., Ltd. (Mandarin), a company incorporated under the laws of the Turks and Caicos Islands, to acquire 98% of the outstanding shares of Asseradora Itaya (Itaya), a subsidiary of Mandarin. Asseradora Itaya is the owner of timber concessions in Peru, consisting of 30,000 hectares of timber producing properties. The concession is for ten (10) years with a renewable option for an additional ten (10) years, and a further option to turn the concession into fee ownership for a minimal cost. The extraction right are approximately 270,000 cubic meters annually.

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

NOTE G - NOTES PAYABLE- RELATED PARTIES

Notes payable- related parties at March 31, 1999 are summaries as follows:

     Notes payable to President of the Company bearing
     interest at 9% per annum, unsecured, principal and
     interest due and payable on demand or within one year.          $241,000

     Notes payable to consultant of the Company, note
     bearing interest at 9% unsecured; principal and interest
     due and payable on demand or within one year.                    191,381

     Notes payable to vice-president of the Company bearing
     interest at 9% per annum, unsecured, principal and interest
     due and payable on demand or within one year.                     28,800
                                                                      -------
                                                                      461,181
     Less current portion                                             461,181
                                                                      -------
     Notes payable- related parties, net of current portion          $   -
                                                                      =======

                  Madera international, Inc. and Subsidiaries

                             March 31, 1999 and 1998


NOTE H - INCOME TAXES

     The Company's total deferred tax asset as of March 31, 1999 consists of the following:

      Deferred tax asset
        Net operating loss carryforwards                        $1,053,000
        Valuation allowance                                     (1,053,000)
                                                                 ---------
            Net deferred tax asset                           $        -
                                                                 ---------

     The valuation allowance increased $397,000 during the year ended March 31, 1999.

     As of March 31, 1999, the Company had net operating loss carryforwards, before any limitations, which expire as follows:

    Year Ending March 31,                                          Federal
    ---------------------                                         ---------
            2010                                                $   84,021
            2011                                                 1,688,095
            2012                                                    99,860
            2013                                                 1,222,537
                                                                 ---------
                                                                $3,094,513
                                                                 =========

NOTE I - STOCKHOLDERS' EQUITY

Preferred Stock
---------------
     During the year ended March 31, 1997, the Company issued 1,000,000 shares of convertible Series D preferred stock to Ramiro Fernandez-Moris, President of the Company, in exchange for $2,400,000 of timber inventory owned by Mr. Fernandez-Moris which is located in Brazil. The conversion feature of the preferred stock floats such that at the time of conversion a calculation will be performed to determine the exact number of common shares that are necessary to be issued to Ramiro Fernandez-Moris to ensure he has at least a 51% ownership interest in the Company.

     The conversion period is for five years and can only be completed if any of the following events occur: sale of the Company, retirement of Ramiro Fernandez-Moris, the termination of Ramiro Fernandez-Moris without cause, or the expiration of the five-year period. Holders of the shares of Series D preferred stock shall not be entitled to receive dividends.

                   Madera International, Inc. and Subsidiaries

                             March 31, 1999 and 1998


NOTE I - Continued

     Authorized preferred stock at March 31, 1998 also consists of Series A, B and C preferred stock which have various conversion features for the exchange of common stock for each share of preferred stock. As of March 31, 1998, all outstanding Series B preferred shares had been converted to common stock and Series A and C had been canceled.

     On January 23, 1998, the Company authorized 100,000,000 shares of Series E preferred stock. During the year ended March 31, 1999, the Company issued
2,000,000 shares of Series E preferred stock in exchange for consulting services. The stockholders are not entitled to dividends and each share may be converted to one share of common stock by the holder or the Company.

     Common Stock

     During the year ended March 31, 1998, the Company issued  6,338,650  shares of common stock in exchange for consulting and other services provided. During the year ended March 31, 1999, the Company issued 12,345,255 shares of common stock in exchange for consulting and other services provided and 3,100,000 shares of common stock in exchange for relief of debt.

NOTE J - STOCK OPTIONS

     In June 1994, the Company adopted a stock option plan (the "Plan") to attract and retain qualified persons for positions of substantial responsibility as officer, directors, consultants, legal counsel, and other positions of significance to the Company.

     The Plan provides for the issuance of both Incentive Stock Options and Non-Qualified Stock Options. The Plan, which is administered by the Board of Directors, provides for the issuance of a maximum of two million (2,000,000) options to purchase shares of common stock at the market price on the date of grant. Such options are exercisable over a 10-year period from the date of grant or 90 days after the optionee has terminated his continuous activity with the Company, except that if his continuous activity with the Company terminates by reason of death, such option of the deceased optionee may be exercised within one year after the death of such optionee, but in no event later than five years after the date of grant. Options granted under the Plan to Company employees may not be sold, pledged, assigned or transferred in any matter otherwise than by will or the laws of descent or distribution.

                  Madera International, Inc. and Subsidiaries

                             March 31, 1999 and 1998


NOTE J - Continued

     Options granted under the Plan to persons who are not Company employees may be sold, pledged, assigned, or transferred to other persons who, at the time of such sale, pledge, assignment or transfer, qualify as optionees under the Plan. No stock options have been granted at March 31, 1999.

     On January 14, 1998, The Company adopted an additional stock option plan (the "Retainer Agreement"). The Retainer Agreement provides for the issuance of a maximum $100,000 worth of stock options to purchase shares of common stock at the market price on the date of grant. The options are exercisable over a period ending five years from the date of grant. There were no stock options granted, exercised, or outstanding at March 31, 1999.

NOTE K - EARNINGS PER SHARE

     The following reconciles amounts reported in the financial statements for earnings per share for the years ended March 31, 1999 and 1998, respectively.

                                                  1999                                        1998
                                          ----------------------------------       --------------------------------
                                          Loss        Shares       Per-Share        Income     Shares    Per-Share
     Income (loss) available
      to common stockholders
      basic earnings per share        $(1,193,797)   80,518,822      $(.015)      $1,137,670  68,493,582   $.017
                                                                       ====                                 ====
     Effect of dilutive preferred
      stock conversion                       -       28,839,607                         -     22,128,891
                                        ---------    ----------                    ---------- ----------
     Income (loss) available to
      common stockholders
      diluted earnings per share      $(1,193,797)  109,358,429      $(.011)      $1,137,670  90,622,473   $.013
                                        =========   ===========        ====        =========  ==========    ====

NOTE L - COMMITMENTS AND CONTINGENCIES

Investigation Securities and Exchange Commission
------------------------------------------------
     Subsequent to March 31, 1999, the Securities and Exchange Commission (SEC) has ordered a private investigation of the Company that alleges that the Company and its present and former officers, directors, employees and others, directly or indirectly may have employed devises or schemes or practices which may have lead to the Company file reports with the SEC which contained untrue statements of material facts or may have omitted material facts with respect to the accuracy of the Company's financial

                   Madera International, Inc. and Subsidiaries

                             March 31, 1999 and 1998


NOTE L - Continued

statements. The SEC also is investigating whether or not the Company maintained adequate books and records and internal controls sufficient to generate financial statements in accordance with GAAP.

     The Company denies all allegations in this matter. However, it is not possible to predict at this time the ultimate outcome of this investigation and what impact it could have on the Company's consolidated financial statements.

Operating Leases
----------------
     The Company leases office facilities under an operating lease which expires in July 2000. Under the terms of the agreement, the Company is responsible for insurance, taxes, utilities, and other charges related to the office facilities. Also the Company leases housing located in Inquitos, Peru which are on a month to month basis.

     The accompanying statement of operations includes rent expense from operating leases of $73,084 and $50,121 for the year ended March 31, 1999 and 1998, respectively.

Litigation
----------
     During the year ended March 31, 1999, the Company was engaged in various lawsuits as plaintiff or defendant. In the opinion of management, based upon advice of council, the ultimate outcome of these lawsuits will not have a material impact on the Company's consolidated financial statements.

     Subsequent to March 31, 1999, the Company is a defendant in a lawsuit filed by a former stockholder and debt holder who alleges non-payment of an existing debt. The Company is of the opinion that the debt was settled when the former stockholder sold the stock he was holding as collateral. In addition, he has not returned 9,600,000 of Series E preferred stock that he was holding as collateral. However, it is not possible to predict at this time the Company's liability, if any.

                  Madera International, Inc. and Subsidiaries

                             March 31, 1999 and 1998


NOTE M - SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental disclosures of cash flow information for the years ended March 31, 1999 and 1998 are summarized as follows:

                                                          1999          1998
                                                         ------       -------
      Cash paid for
       Interest                                       $  6,142      $  48,578
                                                       =======       ========
       Taxes                                          $   -         $    -
                                                       =======       ========
      Noncash investing and financing activities
       Issuance of common stock for relief of debt    $475,000      $    -
                                                       =======       ========
       Issuance of common stock for investment        $   -         $ 200,000
                                                       =======       ========
       Issuance of notes payable- related parties for
        Investment                                    $   -         $ 241,000
                                                       =======       ========





























                                      F-16