Form 10QSB
period 1999-06-30
MADERA INTERNATIONAL INC
filed 2000-04-13
CIK 810750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

             ( x ) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

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

                               Nevada 68-0318289
                (State or other jurisdiction of (I.R.S. Employer
             incorporation or organization) Identification Number)

--------------------------------------------------------------------------------
   8671 N.W. 56th Street, Miami, FL                      33166
(Address of principal executive offices)              (Zip Code)

                    Phone: (305) 594-2647 Fax: (305) 594-5747
--------------------------------------------------------------------------------

             (Registrant's telephone and fax number, including area code)
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

As of June 30, 1999, there were 90,099,674 shares of common stock ($.01 par value) issued and outstanding.

Total sequentially numbered pages in this document:    16

                            PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                             Madera International, Inc.
                                    Balance Sheet

                        ASSETS                             1999               1998
                                                     (Unaudited)          (Unaudited)
                                                      -------------------------------
                    Current Assets
Cash                                                   ($12,792)            $  12,987
Receivables (Note B)                                      15,105            2,980,600
Inventory (Note A and P)                               4,569,328            3,507,800
                                                      -------------------------------
          Total Current Assets                         4,571,641            6,501,387
                                                      -------------------------------
             Property, Plant & Equipment
Investment in Timber Producing Property (Note D)      27,972,394           27,972,394
Investment in sawmill and related                      2,124,629            2,194,274
properties
Other investments                                      1,500,000            1,500,000
Furniture & equipment                                     25,043               21,585
Other                                                          0                    0
                                                      -------------------------------
Total Property, Plant & Equipment                     31,622,066           31,688,253
                                                      -------------------------------
                     Other Assets
Inter-company Aserraadera Itaya                                0                    0
Investment in environmental land                          (2,200)                   0
Security deposits                                          6,567                5,794
Other receivables                                          2,200               32,697
                                                      -------------------------------
Total Other Assets                                         6,567               38,491
                                                      -------------------------------
          Total Assets                                36,200,274           38,228,131
                                                      -------------------------------

                           Madera International, Inc.
                                  Balance Sheet
                                  (Continued)

          Liabilities and Shareholder Equity
                 Current Liabilities
Accounts payable                                        197,581               271,200
Accrued taxes payable                                         0               165,000
Income taxes payable                                     28,000                28,000
Other accrued expenses                                   93,945                49,803
Notes payable - related parties                         285,500               566,395
                                                      -------------------------------
Total Current Liabilities                               605,026             1,080,398
                                                      -------------------------------
Long-Term Debt (Note E)                                       0                     0
Common stock to be issued                               423,750               423,750
                                                      ===============================
          Total Liabilities                           1,028,776             1,504,148
                                                      -------------------------------
                 Stockholders' Equity
Redeemable Preferred Stock - $.01 Par,                   30,000                20,000
100,000,000 shares authorized, 1,000,000 shares
in 1998 and 3,000,000 shares in 1999 were
issued and outstanding
Common Stock - $.01 Par, 250,000,000 shares             900,997               729,056
authorized, 72,905,669 in 1998 and 88,359,924
in 1999 were issued and outstanding
Paid in capital                                       37,875,735           38,182,505
Retained Earnings (Deficit) Prior                     (3,617,069)          (2,423,272)
Retained Earnings (Deficit) Current                      (18,165)             215,694
                                                      -------------------------------
          Total Shareholder Equity                    35,171,498           36,723,983
                                                      -------------------------------
Total Liabilities and Equity                          36,200,274           38,228,131
                                                      ===============================
    THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                                              Madera International, Inc.
                                          Unaudited Statement of Operations
                                       For The Three Month Period Ended June 30


                                                      3 Months    Fiscal Year     3 Months      Fiscal Year
                                                        1999         1999           1998           1998
                                                      ----------------------------------------------------------
Income:
Timber sales                                           $590,232      $590,232     $1,819,350     $1,819,350
Other income (expense)                                        0             0              0              0
                                                      ----------------------------------------------------------
          Total Income                                  590,232       590,232      1,819,350      1,819,350
                                                      ----------------------------------------------------------
Cost of Sales:
Beginning Inventory                                   4,569,328     4,569,328      3,121,978      3,121,978
Purchases                                               460,801       460,801      1,560,551      1,560,551
Inventory adjustment                                          0             0              0              0
Field costs                                                 193           193        226,427        226,427
Field travel                                              4,714         4,714              0              0
Sales costs and travel                                   38,815        38,815              0              0
Commissions                                                   0             0            200            200
Joint venture share                                           0             0              0              0
Joint venture costs                                           0             0              0              0
                                                      -----------------------------------------------------------
          Total accumulated costs                     5,073,851     5,073,851      4,909,156      4,909,156
Less:  Ending inventory  (Note  A and P)             (4,569,328)  (4,569,328)     (3,507,800)    (3,507,800)
                                                      -----------------------------------------------------------
          Cost of sales                                 504,523       504,523      1,401,356      1,401,356
                                                      -----------------------------------------------------------
          Gross margin (Loss)                            85,709        85,709        417,994        417,994
                                                      -----------------------------------------------------------
Operating Expenses:
General and Administrative                              103,874       103,874        202,300        202,300
                                                      -----------------------------------------------------------
     Pre-Tax Profit (Loss)                             ($18,165)     ($18,165)      $215,694       $215,694
     Taxes (Note I)                                           0             0              0              0
                                                      -----------------------------------------------------------
     Operating Profit (Loss)                           ($18,165)     ($18,165)      $215,694       $215,694
                                                      ===========================================================

Earnings (Loss) per Share of Common Stock and             $0.000        0.000         $0.003         $0.003
Common Stock Equivalents
                                                      ===========================================================
Common Stock outstanding                              90,099,674   90,099,674     72,905,669     72,905,669
                                                      ===========================================================
                     THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                                 Madera International, Inc.
                              UNAUDITED STATEMENT OF CASH FLOWS
                          For The Three Month Period Ended June 30



             CASH FLOWS IN OPERATING ACTIVITIES             1999          1998
                                                            ---------------------------

Net Profit (Loss)                                           ($ 18,165)     $215,694
Profit adjustment for non-cash depreciation                  $      0      $      0
                                                            ---------------------------

Adjustments to Reconcile Net Income to
     Net Cash Used in Operating Activities:

(Increase) Decrease in:
     Other assets                                                   0              0
     Receivables                                            1,223,050         60,523
     Inventory                                                      0       (385,822)
     Purchase of Furniture and Equipment                         (180)             0
     Loans to employees                                             0        (30,697)
Increase (Decrease) in:
     Letters of Credit                                              0              0
     Accounts payable                                         (42,844)        56,103
     Accrued expenses                                          43,945              0
     Payment of Legal Judgment                                      0              0
     Common stock to be issue - Acquisition                         0              0
          NET CASH PROVIDED BY (USED IN)
                                                            ---------------------------
               OPERATING ACTIVITIES                         1,205,806        (84,199)
                                                            ---------------------------
                            CASH FLOWS FROM FINANCING ACTIVITIES
(Increase) Decrease in:
     Inter-company                                                  0              0
     Timber property purchase                                       0              0
      Investments                                                   0              0
     Sawmill and related equipment purchase                         0              0
Increase (Decrease) in:
     Due to related parties                                  (175,681)             0
     Preferred stock                                                0         10,000
     Common stock                                              17,488              0
     Paid in capital                                       (1,069,401)        40,000

          NET CASH PROVIDED BY (USED IN)                    ---------------------------
               FINANCING ACTIVITIES                        (1,227,594)        50,000
                                                            ---------------------------
NET INCREASE (DECREASE) IN CASH                               (21,788)       (34,199)
CASH, at Beginning of Period                                    8,996         47,186

                                                            ---------------------------
CASH, at End of Period                                       ($12,792)      $ 12,987
                                                            ===========================
        THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                           Madera International, Inc.
             UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Three Month Period Ended June 30, 1999


                                                                                 Additional
                                     Common Stock           Preferred Stock       Paid In       Retained
                                 -----------------------------------------------
                                 Shares         Amount     Shares      Amount     Capital       Earnings        Total
                                 -------------------------------------------------------------------------------------------
BALANCE, March 31, 1999          88,350,924    $883,509   3,000,000   $30,000    $38,945,136   ($3,617,069)   $36,241,576
                                 -------------------------------------------------------------------------------------------
Entries for quarter ended                                                                                               0
June 30, 1999:
Issued for consulting fees        1,748,750      17,488                               69,950                       87,438
Audit reconciliation                                                              (1,139,351)                  (1,139,351)
Profit for period 4/1 thru                                                                         (18,165)       (18,165)
6/30/98
                                 -------------------------------------------------------------------------------------------

BALANCE, June 30, 1999           90,099,674     900,997   3,000,000    30,000     37,875,735    (3,635,234)    35,171,498
                                 -------------------------------------------------------------------------------------------
                                  The Notes To The Financial Statements Are An Integral Part Of This Statement

                   MADERA INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A.   Summary of Significant Accounting Policies:

     Nature of Operations

         Madera International, Inc., a Nevada corporation has two (2) subsidiaries: Asseradora Itaya, Inc. ("Itaya") a Peruvian corporation and Madera International Environmental, Inc. ("Environmental") a Nevada corporation, together ("The Company"). All significant inter-company transactions and amounts have been eliminated in the consolidating process. The Company, in conjunction with Itaya, is engaged in the harvesting, milling and exporting of timber from South America. The Company sells its products to major lumber distributors throughout the world.

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

B.   Accounts Receivable:

         Accounts  receivable   represent  amounts  due  for  sales  of  timber.
         Management has determined that the entire amount as of June 30, 1999 is fully collectible.

C.   Inventory:

         Inventory as of June 30, 1998 and 1999 consists of varying sizes of rough cut mahogany and cedar lumber awaiting customers orders in addition to unprocessed logs awaiting processing in accordance with customer requests. The valuation of the inventory was made by an independent third party who determined the quantity and value of the existing inventory. Some of the inventory was purchased from Ramiro Fernandez-Moris, President of the Company, in exchange for preferred stock (Note J). The majority of the inventory balance was purchased with cash from unrelated third parties. See accounting policies for inventory in item 1 above.


D.   Property and Equipment:

         Property and equipment is summarized as follows:

                                                  1998          1998
                                              -----------    -----------
          Sawmill - Brazil                    $ 2,395,000    $ 2,395,000
          Office furniture and equipment           25,046         21,585
                                              -----------    -----------
                                                2,420,046      2,416,585

          Less accumulated depreciation          (270,371)      (200,726)
                                              -----------    -----------

          Property and equipment, net         $ 2,149,675    $ 2,490,325
                                              ===========    ===========

E.   Investment in Timber Producing Property:

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

         Pursuant to the purchase agreement the Company and Mandarin agreed the purchase price shall be $1,500,000. During the year ended March 31, 1996 the Company issued 5,070,000 shares of its common stock with a value of $1,064,250 as part of this transaction. The company was to issue an additional number of shares with a value of $423,750 to be issued as final payment of this transaction, however the additional value is now questionable and the company is holding back this issuance at the present. The $423,750 is reflected in the financial statements of the Company as a liability. This amount is not owing to Mandarin, instead it is due to entities that replaced Mandarin in the transaction, these include Forest & Environmental Resources, Inc. and Gateway Industries Ltd. The Company has not converted this amount into stock and will not do so unless and until the values of these assets become proven.

G.   Miscellaneous:

         Miscellaneous assets at June 30, 1998 and 1997 consist of the following:

                                                  1999           1998
                                              -----------    -----------

          Receivables - other                 $         0       $ 32,697
          Deposits                                  6,567              0
                                              -----------    -----------

                                              $     6,567       $ 32,697
                                              ===========    ===========

H.   Notes Payable - Related Party:

         Notes payable - related party are summarized as follows:

                                                          1999       1998
                                                        --------    -------

         Notes payable to Mr. Ramiro Fernandez-Moris,
           President of the Company, in 1999.  All notes bear
           interest at prime plus 1%.  Principal and
           interest is due and payable currently
                                                         285,500     566,395

                 Less current portion                    285,500     566,395
                                                        --------    --------

                                                        $      -    $      -
                                                        ========    ========

I.   Income Taxes:

         As of March 31, 1999, the Company had net operating loss carry forwards, before any limitations, which expire as follows:

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

         Authorized preferred stock currently also consists of Series A, B and C preferred stock which have various conversion features for the exchange of common stock for each share of preferred stock. As of March 31, 1997, all outstanding Series A, B and C preferred shares had been converted or cancelled.

         The company also has authorized a Class E Preferred Stock which was created for officers, Directors, and consultants in lieu of cash payments for services rendered. These shares are convertible into common stock on the basis of one for one. 2,000,000 shares of this class are now issued and outstanding.

  Common Stock

         During the three months ended June 30, 1999 and 1998 the Company issued shares of common stock in exchange for consulting and other services provided. Shares continue to be issued during the current fiscal year, refer to the Statement of Changes in Equity for details of current quarter issuances.

K.   Supplemental Cash Flow Information:

         Supplemental disclosures of cash flow information for the quarter ended June, 1998, and 1997 are summarized as follows:

                                                        1998         1997
                                                   ----------   ----------

         Cash paid for interest                       $     0      $    0
                                                   ==========   ==========

       Noncash investing and financing activities:          0           0
       Investment acquired with stock issuance
       Common stock issued for services
       Preferred stock (Series D) issued for
                 inventory                                  0           0
       Common stock issued for investment           1,748,750           0

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

L.   Commitments and Contingencies:

     Operating Leases

         The Company leases office facilities under operating leases which expire in June 2000. Future minimum lease payments due under noncancellable operating leases as of December 31, 1997 are as follows:

                 1999                  22,534
                 2000                  11,167
           Thereafter                       -
                                      -------
                                      $44,299

     Litigation

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

         None

N.   Subsequent Event:

         None

ITEM 2.  MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

For the Three Months Ended June 30, 1999 and 1998

Financial Condition:

         The Company's working capital resources during the three months ended June 30, 1999 and 1998 were provided by operations and loans from related parties (See Notes to Financial Statements). Loans from related parties provided minimal proceeds during the three months ended June 30, 1998,and 1999 saw a reduction of the Company's debt to related parties. The Company's operations for the three months ended June 30, 1998 utilized cash resources for continuing to build its inventory, but also provided additional working capital with increased sales and a profitable operation. The company's operations for the three months ended June 30, 1999 showed a small profit on reduced sales and working capital was reduced by a marked reduction in accounts receivable. Losses for the three months ended June 30, 1999 is $18,165.

         Management believes that the Company's working capital resources and anticipated cash flow from timber sales will be sufficient to support operations during the year ending March 31, 2000. However, management continues to seek alternative financing for the continued opportunities in South America.

Results of Operations:

         During the three months ended June 30, 1999, the Company's sales efforts were disrupted by external causes. A small loss for the period was the result of this disruption and was $18,165 compared to a profit for the same period last year. Inventory was static and purchases were made to supply customer needs for the quarter. The seasonality of the operations continue, with sales improvement expected later in the year. However, no assurance can be given that profitable sales of timber products will continue through this fiscal year.


                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.


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

ITEM 1.   LEGAL PROCEEDINGS.
          (Continued)

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


                           MADERA INTERNATIONAL, INC.
                                  (Registrant)


Date: April 13, 1999              /s/ Ramiro Fernandez-Moris
                                  --------------------------
                                  Ramiro Fernandez-Moris, Chairman,
                                  President & CEO and acting CFO