Form 10QSB
period 1999-09-30
MADERA INTERNATIONAL INC
filed 2000-04-18
CIK 810750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

             ( x ) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999

                                       OR

              ( ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Transition period from       to
                                                 -------   ---------
                         Commission file number 0-16523

                           MADERA INTERNATIONAL, INC.
         (Exact name of registrant as specified in its charter)

             Nevada                                   68-0318289
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification Number)

   8671 N.W. 56th Street, Miami, FL                      33166
-------------------------------------------         ---------------
  (Address of principal executive offices)             (Zip Code)

               Phone: (305) 594-2647    Fax: (305) 594-5747
          ----------------------------------------------------
       (Registrant's telephone and fax number, including area code)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    No X
                                             ---   ----
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
               ---  ---
     As of September 30, 1999, there were 93,263,489 shares of common stock ($.01 par value) issued and outstanding.

Total sequentially numbered pages in this document:    15
                                                     -----

                          PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                           Madera International, Inc.
                        Balance Sheet as of September 30
                     ASSETS                             1999            1998
                                                      (Unaudited)  (Unaudited)
                  Current Assets                --------------------------------
Cash                                                    $9,151        $140,484
Receivables (Note B)                                    71,699       2,306,352
Inventory (Note A and P)                             4,494,328       4,080,187
                                                --------------------------------
          Total Current Assets                       4,575,178       6,527,023
        Property, Plant & Equipment             --------------------------------
Investment in Timber Producing Property(Note D)     27,972,394      27,972,394
Investment in sawmill and related properties         2,124,629       2,192,465
Other investments                                    1,500,000       1,500,000
Furniture & equipment                                   25,043          21,585
Total Property, Plant & Equipment                   31,622,066      31,686,444
        Other Assets                            --------------------------------
Investment in environmental land                             0           2,200
Security deposits                                        6,567           5,794
Other receivables                                        5,197           2,000
                                                --------------------------------
Total Other Assets                                      11,764           9,994
                                                --------------------------------
          Total Assets                              36,209,008      38,223,461
Liabilities and Shareholder Equity              --------------------------------
       Current Liabilities
Accounts payable                                       188,147         206,125
Accrued taxes payable                                        0         165,000
Income taxes payable                                    28,000          28,000
Other accrued expenses                                  93,945          49,803
Notes payable - related parties                        280,000         586,602
                                                --------------------------------
Total Current Liabilities                              590,092       1,035,530
                                                --------------------------------
Long-Term Debt (Note E)                                      0               0
Common stock to be issued                              423,750         423,750
                                                ================================
          Total Liabilities                          1,013,842       1,459,280
        Stockholders' Equity                    --------------------------------
Redeemable  Preferred  Stock - $.01  Par,
100,000,000 shares  authorized, 1,000,000               30,000          26,000
shares in 1998 and 3,000,000 shares in 1999 were issued and outstanding

Common Stock - $.01 Par, 250,000,000 shares            932,635         794,418
authorized,72,905,669 in 1998 and 88,359,924
in 1999were issued and outstanding
Paid in capital                                     38,012,288      38,338,234
Retained Earnings (Deficit) Prior                   (3,617,069)     (2,423,272)
Retained Earnings (Deficit) Current                   (162,688)         28,801
                                                --------------------------------
          Total Shareholder Equity                  35,195,166      36,764,181
                                                --------------------------------
Total Liabilities and Equity                        36,209,008      38,223,461
                                                ================================
  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                           Madera International, Inc.
                        Unaudited Statement of Operations
                   For The Six Month Period Ended September 30

                                                               6 Months  Fiscal Year       6 Months      Fiscal Year
                                                                   1999      1999            1998           1998
                                                      -----------------------------------------------------------------
Income:
Timber sales                                                   $125,585        $715,817           ($39)     $1,819,311
Other income (expense)                                                0               0             192            192
                                                      -----------------------------------------------------------------
          Total Income                                          125,585         715,817             153      1,819,503
                                                      -----------------------------------------------------------------
Cost of Sales:
Beginning Inventory                                           4,569,328       4,569,328       3,507,800      3,121,978
Purchases                                                             0         460,801         500,582      2,061,133
Inventory adjustment                                                  0               0               0              0
Field costs                                                           5             198          67,073        293,500
Field travel                                                          0           4,714           4,656          4,656
Sales costs and travel                                            7,970          46,785               0              0
Commissions                                                           0               0               0            200
Joint venture share                                                   0               0               0              0
Joint venture costs                                                   0               0               0              0
                                                      -----------------------------------------------------------------
          Total accumulated costs                             4,577,303       5,081,826       4,080,111      5,481,467
Less:  Ending inventory  (Note  A and P)                     (4,494,328)     (4,494,328)     (4,080,187)    (4,080,187)
                                                      -----------------------------------------------------------------
          Cost of sales                                          82,975         587,498            (76)      1,401,280
                                                      -----------------------------------------------------------------
          Gross margin (Loss)                                    42,610         128,319             229        418,223
                                                      -----------------------------------------------------------------
Operating Expenses:
General and Administrative                                      187,133         291,007         187,122        389,422
                                                      -----------------------------------------------------------------
     Pre-Tax Profit (Loss)                                    ($144,523)      ($162,688)      ($186,893)       $28,801
     Taxes (Note  )                                                   0               0               0         28,000
                                                      -----------------------------------------------------------------
     Operating Profit (Loss)                                  ($144,523)      ($162,688)      ($186,893)          $801
                                                      =================================================================

Earnings  (Loss) per Share of Common  Stock and Common          ($0.002)        ($0.002)         $0.001         $0.000
Stock Equivalents
                                                      =================================================================
Common Stock outstanding                                     93,263,489      93,263,489      72,905,669     72,905,669
                                                      =================================================================







  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                            Madera International, Inc.
                        UNAUDITED STATEMENT OF CASH FLOWS
                   For The Six Month Period Ended September 30
    CASH FLOWS IN OPERATING ACTIVITIES                   1999             1998
                                              ----------------------------------

Net Profit (Loss)                                   ($162,688)         $28,801
Profit adjustment for non-cash depreciation                 $0          $1,809
                                              ----------------------------------
Adjustments to Reconcile Net Income to
     Net Cash Used in Operating Activities:
(Increase) Decrease in:
     Other assets                                           0               0
     Receivables                                    1,166,456         734,771
     Inventory                                         75,000        (958,209)
     Purchase of Furniture and Equipment                 (180)              0
Increase (Decrease) in:
     Accounts payable                                 (42,278)         (8,972)
     Accrued expenses                                  43,945               0
     Payment of Legal Judgment                        (10,000)              0
          NET CASH PROVIDED BY (USED IN)
                                              ----------------------------------
               OPERATING ACTIVITIES                 1,070,255        (201,800)
                                              ----------------------------------
                      CASH FLOWS FROM FINANCING ACTIVITIES
(Increase) Decrease in:
     Timber property purchase                                               0
      Investments                                      (5,197)         (2,200)
     Sawmill and related equipment purchase                 0               0
Increase (Decrease) in:
     Due to related parties                          (181,181)         20,207
     Preferred stock                                        0          16,000
     Common stock                                      49,126          65,362
     Paid in capital                                 (932,848)        195,729
          NET CASH PROVIDED BY (USED IN)
                                              ----------------------------------
               FINANCING ACTIVITIES                (1,070,100)        295,098
                                              ----------------------------------
NET INCREASE (DECREASE) IN CASH                           155          93,298
CASH, at Beginning of Period                            8,996          47,186
CASH, at End of Period                                 $9,151        $140,484
                                              ==================================
  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                           Madera International, Inc.
             UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                For the Six Month Period Ended September 30, 1999

                                                                                  Additional
                                          Common Stock      Preferred Stock        Paid In       Retained
                                 -----------------------------------------------
                                      Shares     Amount     Shares       Amount     Capital      Earnings           Total
                                 --------------------------------------------------------------------------------------------------
BALANCE, March 31, 1999            88,350,924   $883,509   3,000,000    $30,000   $38,945,136   ($3,617,069)     $36,241,576
                                 --------------------------------------------------------------------------------------------------
Entries for quarter ended June                                                                                             0
30, 1999:
Issued for consulting fees          1,748,750     17,488                               69,950                         87,438
Audit reconciliation                                                               (1,139,351)                    (1,139,351)
Profit for period 4/1 thru                                                                          (18,165)         (18,165)
6/30/98
                                 --------------------------------------------------------------------------------------------------

BALANCE, June 30, 1999             90,099,674    900,997   3,000,000     30,000    37,875,735    (3,635,234)      35,171,498
                                 --------------------------------------------------------------------------------------------------
Entries for quarter ended Sep
30, 1999:
Issued for consulting fees          2,963,815     29,638                              128,553                        158,191
Issued for legal claims               200,000      2,000                                8,000                         10,000
Profit for period 7/1 thru                                                                         (144,523)        (144,523)
9/30/99
                                 --------------------------------------------------------------------------------------------------
BALANCE, September 30, 1999        93,263,489   $932,635   3,000,000    $30,000    38,012,288   ($3,779,757)     $35,195,166
                                 --------------------------------------------------------------------------------------------------























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

D.   Property and Equipment:

         Property and equipment is summarized as follows:

                                                  1999          1998
                                              -----------    -----------
          Sawmill - Brazil                    $ 2,395,000    $ 2,395,000
          Office furniture and equipment           25,046         21,585
                                              -----------    -----------
                                                2,420,046      2,416,585

          Less accumulated depreciation          (270,371)      (200,726)
                                              -----------    -----------

          Property and equipment, net         $ 2,149,675    $ 2,490,325
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

G.   Miscellaneous:

        Miscellaneous assets at June 30, 1999 and 1998 consist of the following:

                                                  1999           1998
                                              -----------    -----------

          Receivables - other                 $     5,197       $ 32,697
          Deposits                                  6,567              0
                                              -----------    -----------

                                              $    11,764       $ 32,697
                                              ===========    ===========

H.   Notes Payable - Related Party:

         Notes payable - related party are summarized as follows:

                                                          1999        1998
                                                        --------    --------

        Notes payable to Mr. Ramiro Fernandez-Moris,
           President of the Company, in 1999.  All notes bear
           interest at prime plus 1%.  Principal and
           interest is due and payable currently
                                                         280,000     566,395

                 Less current portion                    280,000     566,395
                                                        --------    --------

                                                        $      -    $      -
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


K.   Supplemental Cash Flow Information:

      Supplemental disclosures of cash flow information for the quarter ended September, 1999, and 1998 are summarized as follows:
                                                       1999          1998
                                                     ----------   ----------
          Cash paid for interest                     $       0     $       0
                                                     ==========   ==========

      Noncash investing and financing activities:            0             0
       Investment acquired with stock issuance
       Common stock issued for services
       Preferred stock (Series D) issued for
                 inventory                                   0             0
       Common stock issued for consultants           3,163,815     6,536,170

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
                                      -------
                                      $44,299
     Litigation

      Wrights Executives, Inc.,dba, Beacon Hill Resources vs. Madera International, Inc., a Nevada Corporation, filed on February 7, 1995, in the District Court of the State of Nevada, County of Cark, Case No. A 342542 is a matter whereby the plaintiff alleged that it was owed $125,736.03 resulting from an agreement entered into by plaintiff and Forest and Environmental Resources of the Amazon, Inc. ("FEROA"), pursuant to which the plaintiff agreed to loan FEROA $70,137.00, with interest to accrue at the rate of one and one-half percent (1 1/2%) per month. In furtherance of the agreement, FEROA executed a promissory note in the amount of $88,000.00 on July 2, 1988 in favor of plaintiff. Plaintiff alleged that FEROA transferred all of its assets consisting of timber properties and concessions to defendant, and that stock paid by the defendant in consideration of the transfer was not transferred to FEROA, but to Ramiro Fernandez-Moris, the chairman of FEROA, resulting in FEROA becoming insolvent, and unable to pay its obligation to the plaintiff. A Motion for Summary Judgment against the Company was substantiated on November 27, 1995, and the Company ordered to pay the sum of $158,834.00 to the Plaintiff. Registrant has settled this matter on behalf of Registrant, Ramiro Fernandez-Moris and FEROA. The settlement is for $171,500.00, payable at a minimum of $5,000.00 per month, commencing May 1996, and continuing until the debt is paid off. Plaintiff has the option to convert into common stock at a 25% discount from the bid price as long as the bid price is $0.50 per share or higher. This option applies only after the stock reaches a bid price of $0.50, and may be exercised in any portion of the total value. This claim was being paid by Registrant until Registrant's Lawyers advised that the judgment was not properly issued at which time payments were stopped and legal issues again began. The judgment still exists and the balance due is reflected in the financial statements.

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

      None

N.   Subsequent Event:

      None


ITEM 2.  MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

For the Six Months Ended September 30, 1999 and 1998

Financial Condition:
-------------------
     The Company's working capital resources during the three months ended September 30, 1999 and 1998 were provided by operations and loans from related parties (See Notes to Financial Statements). Loans from related parties provided minimal proceeds during the six months ended September 30, 1998,and 1999 saw a reduction of the Company's debt to related parties. The Company's operations for the six months ended September 30, 1999 showed a loss that continues to reflect the fall in sales. It is expected that this will turn around towards year end and with the kick-in of herb sales at that time. Operations for the three months ended September 30,1999 showed a continuing loss on reduced sales and working capital was reduced by a marked reduction in accounts receivable. Loss for the three months ended September 30, 1999 is $144,000.

     Management believes that the Company's working capital resources and anticipated cash flow from timber sales will be sufficient to support operations during the year ending March 31, 2000. However, management continues to seek alternative financing for the continued opportunities in South America.

Results of Operations:
---------------------
     During the three months ended September 30, 1999, the Company's sales efforts were disrupted by external causes. A loss was incurred this quarter of $144,000 compared to a profit for the same period last year. Inventory was static and purchases were made to supply customer needs for the quarter. The seasonality of the operations continue, with sales improvement expected later in the year. However, no assurance can be given that profitable sales of timber products will continue through this fiscal year.


                           PART II. OTHER INFORMATION
                           --------------------------

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


  MADERA INTERNATIONAL, INC.
         (Registrant)

Date: April 17, 2000     /s/ Ramiro Fernandez-Moris
                         ----------------------------------------------------
                        Ramiro Fernandez-Moris, Chairman, President & CEO and
                              acting CFO