Form 10QSB/A
period 1999-06-30
MADERA INTERNATIONAL INC
filed 2000-04-19
CIK 810750

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

                       For the Transition period from to

                         Commission file number 0-16523

                           MADERA INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

             Nevada                                   68-0318289
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification Number)

--------------------------------------------------------------------------------
                     8671 N.W. 56th Street, Miami, FL     33166
               (Address of principal executive offices) (Zip Code)
--------------------------------------------------------------------------------
                    Phone: (305) 594-2647 Fax: (305) 594-5747
          (Registrant's telephone and fax number, including area code)
--------------------------------------------------------------------------------


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

                            PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             Madera International, Inc.
                                    Balance Sheet

            ASSETS                                       1999            1998
                                                      (Unaudited)     (Unaudited)
                                                     -----------------------------
            Current Assets
Cash                                                    ($12,792)        $12,987
Receivables (Note B)                                      15,105       2,980,600
Inventory (Note A and P)                               4,569,328       3,507,800
                                                      ----------------------------
          Total Current Assets                         4,571,641       6,501,387
                                                      ----------------------------
            Property, Plant & Equipment
Investment in Timber Producing Property(Note D)       27,972,394      27,972,394
Investment in sawmill and related                      2,124,629       2,194,274
properties
Other investments                                      1,500,000       1,500,000
Furniture & equipment                                     25,043          21,585
Other                                                          0               0
                                                      ----------------------------
Total Property, Plant & Equipment                     31,622,066      31,688,253
                                                      ----------------------------
           Other Assets
Inter-company Aserraadera Itaya                                0               0
Investment in environmental land                               0               0
Security deposits                                          6,567           5,794
Other receivables                                              0          32,697
                                                      ----------------------------
Total Other Assets                                         6,567          38,491
                                                      ----------------------------
          Total Assets                                36,200,274      38,228,131
                                                      ----------------------------
           Liabilities and Shareholder Equity
           Current Liabilities
Accounts payable                                         197,581         271,200
Accrued taxes payable                                          0         165,000
Income taxes payable                                      28,000          28,000
Other accrued expenses                                    93,945          49,803
Notes payable - related parties                          285,500         566,395
                                                      ----------------------------
Total Current Liabilities                                605,026       1,080,398
                                                      ----------------------------
Long-Term Debt (Note E)                                        0               0
Common stock to be issued                                423,750         423,750
                                                      ----------------------------
          Total Liabilities                            1,028,776       1,504,148
                                                      ----------------------------

                             Madera International, Inc.
                                    Balance Sheet
                                     (continued)


           Liabilities and Shareholder Equity
           (continued)

           Stockholders' Equity

Redeemable Preferred Stock - $.01 Par,                   30,000          20,000
100,000,000 shares authorized, 1,000,000 shares
in 1998 and 3,000,000 shares in 1999 were
issued and outstanding

Common Stock - $.01 Par, 250,000,000 shares             900,997         729,056
authorized, 72,905,669 in 1998 and 88,359,924
in 1999 were issued and outstanding

Paid in capital                                      37,875,735      38,182,505
Retained Earnings (Deficit) Prior                    (3,617,069)     (2,423,272)
Retained Earnings (Deficit) Current                     (18,165)        215,694
                                                    -----------------------------
          Total Shareholder Equity                   35,171,498      36,723,983
                                                    -----------------------------

Total Liabilities and Equity                         36,200,274      38,228,131
                                                    =============================

THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.

                                          Madera International, Inc.
                                      Unaudited Statement of Operations
                                  For The Three Month Period Ended June 30



                                                 3 Months      Fiscal Year       3 Months      Fiscal Year
                                                   1999           1999             1998           1998
                                                 -----------------------------------------------------------
Income:
Timber sales                                       $590,232      $590,232      $1,819,350     $1,819,350
Other income (expense)                                    0             0               0              0
                                                 -----------------------------------------------------------
          Total Income                              590,232       590,232       1,819,350      1,819,350
                                                 -----------------------------------------------------------
Cost of Sales:
Beginning Inventory                               4,569,328     4,569,328       3,121,978      3,121,978
Purchases                                           460,801       460,801       1,560,551      1,560,551
Inventory adjustment                                      0             0               0              0
Field costs                                             193           193         226,427        226,427
Field travel                                          4,714         4,714               0              0
Sales costs and travel                               38,815        38,815               0              0
Commissions                                               0             0             200            200
Joint venture share                                       0             0               0              0
Joint venture costs                                       0             0               0              0
                                                 -----------------------------------------------------------
          Total accumulated costs                 5,073,851     5,073,851       4,909,156      4,909,156
Less:  Ending inventory  (Note  A and P)         (4,569,328)   (4,569,328)     (3,507,800)    (3,507,800)
                                                 -----------------------------------------------------------
          Cost of sales                             504,523       504,523       1,401,356      1,401,356
                                                 -----------------------------------------------------------
          Gross margin (Loss)                        85,709        85,709         417,994        417,994
                                                 -----------------------------------------------------------
Operating Expenses:
General and Administrative                          103,874       103,874         202,300        202,300
                                                 -----------------------------------------------------------
     Pre-Tax Profit (Loss)                         ($18,165)     ($18,165)       $215,694       $215,694
     Taxes (Note  )                                       0             0               0              0
                                                 -----------------------------------------------------------
     Operating Profit (Loss)                       ($18,165)     ($18,165)       $215,694       $215,694
                                                 ===========================================================

Earnings (Loss) per Share of Common Stock and        $0.000        $0.000          $0.003         $0.003
Common Stock Equivalents
                                                 ===========================================================
Common Stock outstanding                         90,099,674      90,099,674    72,905,669     72,905,669
                                                 ===========================================================

THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.

                                 Madera International, Inc.
                              UNAUDITED STATEMENT OF CASH FLOWS
                          For The Three Month Period Ended June 30

     CASH FLOWS IN OPERATING ACTIVITIES                   1999            1998
                                                      ----------------------------
                                                      ----------------------------
Net Profit (Loss)                                       ($18,165)      $215,694
Profit adjustment for non-cash depreciation                   $0             $0
                                                      ----------------------------
Adjustments to Reconcile Net Income to
     Net Cash Used in Operating Activities:

(Increase) Decrease in:
     Other assets                                              0              0
     Receivables                                       1,223,050         60,523
     Inventory                                                 0       (385,822)
     Purchase of Furniture and Equipment                    (180)             0
     Loans to employees                                        0        (30,697)
Increase (Decrease) in:
     Letters of Credit                                         0              0
     Accounts payable                                    (42,844)        56,103
     Accrued expenses                                     43,945              0
     Payment of Legal Judgment                                 0              0
     Common stock to be issue - Acquisition                    0              0
          NET CASH PROVIDED BY (USED IN)
                                                      ----------------------------
               OPERATING ACTIVITIES                    1,205,806        (84,199)
                                                      ----------------------------
     CASH FLOWS FROM FINANCING ACTIVITIES
                                                      ----------------------------
(Increase) Decrease in:
                                  Inter-company                0              0
                       Timber property purchase                0              0
                                    Investments                0              0
         Sawmill and related equipment purchase                0              0
Increase (Decrease) in:
                         Due to related parties         (175,681)             0
                                Preferred stock                0         10,000
                                   Common stock           17,488              0
                                Paid in capital       (1,069,401)        40,000
                 NET CASH PROVIDED BY (USED IN)
                                                      ----------------------------
                           FINANCING ACTIVITIES       (1,227,594)        50,000
                                                      ----------------------------
                NET INCREASE (DECREASE) IN CASH          (21,788)       (34,199)
                   CASH, at Beginning of Period            8,996         47,186
                                                      ----------------------------
                         CASH, at End of Period         ($12,792)       $12,987
                                                      ============================

THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT.

                           Madera International, Inc.
             UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Three Month Period Ended June 30, 1999



                                    Common Stock            Preferred Stock        Additional
                               -------------------------------------------------     Paid In        Retained
                               Shares        Amount        Shares       Amount       Capital        Earnings         Total
                               ------------------------------------------------------------------------------------------------
BALANCE, March 31, 1999        88,350,924   $883,509      3,000,000    $30,000     $38,945,136    ($3,617,069)    $36,241,576
                               ------------------------------------------------------------------------------------------------
Entries for quarter ended                                                                                                   0
           June 30, 1999:
Issued for consulting fees      1,748,750     17,488                                    69,950                         87,438
Audit reconciliation                                                                (1,139,351)                    (1,139,351)
Profit for period 4/1 thru                                                                           (18,165)         (18,165)
                  6/30/98
                               ------------------------------------------------------------------------------------------------
BALANCE, June 30, 1999         90,099,674    900,997      3,000,000     30,000      37,875,735    (3,635,234)      35,171,498
                               ------------------------------------------------------------------------------------------------

The Notes To The Financial Statements Are An Integral Part Of This Statement.

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

A.   Summary of Significant Accounting Policies:
     (Continued)


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

     Non-monetary Transactions

          The Company records non-monetary transactions in accordance with APB-29 "Accounting for Non-monetary Transactions." The transfer or distribution of a non- monetary asset or liability is based on the fair value of the asset or liability that is received or surrendered, whichever is more clearly evident.

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

G.   Miscellaneous:

      Miscellaneous assets at June 30, 1998 and 1997 consist of the following:

                                                 1999           1998
                                              -----------    -----------
          Receivables - other                 $         0       $ 32,697
          Deposits                                  6,567              0             -
                                              -----------    -----------
                                              $     6,567       $ 32,697
                                              ===========    ===========

H.   Notes Payable - Related Party:

         Notes payable - related party are summarized as follows:

                                                          1999       1998
                                                        --------    -------
         Notes payable to Mr. Ramiro Fernandez-Moris,
           President of the Company, in 1999.  All notes bear
           interest at prime plus 1%.  Principal and
           interest is due and payable currently
                                                         285,500     566,395
                 Less current portion                    285,500     566,395
                                                        --------    --------
                                                        $      -    $      -

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
                             -------
                             $44,299

L.   Commitments and Contingencies:
     (Continued)

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

MADERA INTERNATIONAL, INC.
         (Registrant)


Date: April 13, 1999              /s/ Ramiro Fernandez-Moris _____________
                                  Ramiro Fernandez-Moris, Chairman,
                                  President & CEO and acting CFO