Form 10QSB
period 1999-12-31
MADERA INTERNATIONAL INC
filed 2000-04-25
CIK 810750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

              (X) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1999
                                               -----------------

                                       OR

              ( ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Transition period from ____ to ____

                         Commission file number  0-16523
                                                --------

                           MADERA INTERNATIONAL, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                   68-0318289
-------------------------------                 ----------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification Number)

   8671 N.W. 56th Street, Miami, FL                      33166
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Phone:  (305)  594-2647     Fax:  (305)  594-5747
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

As of December 31, 1999, there were 96,559,389 shares of common stock ($.01 par value) issued and outstanding.

Total  sequentially  numbered  pages  in  this  document:   14
                                                           ----

                        PART I.  FINANCIAL INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS
                          MADERA INTERNATIONAL, INC.
                       BALANCE SHEET AS OF DECEMBER 31

                   ASSETS                           1999          1998
                                                 (UNAUDITED)   (UNAUDITED)
                                                 ------------  ------------
             CURRENT ASSETS
Cash                                             $       777   $   140,693
Receivables (Note B)                                  10,000     2,243,956
Inventory (Note A and P)                           4,494,328     4,390,287
                                                 ------------  ------------
          Total Current Assets                     4,505,105     6,774,936
                                                 ------------  ------------
     PROPERTY, PLANT & EQUIPMENT
Investment in Timber Producing Property(Note D)   27,972,514    27,972,394
Investment in sawmill and related properties       2,124,629     2,192,465
Other investments                                  1,499,880     1,500,000
Furniture & equipment                                 25,043        21,585
Other                                                      0             0
                                                 ------------  ------------
Total Property, Plant & Equipment                 31,622,066    31,686,444
                                                 ------------  ------------
          OTHER ASSETS
Investment in environmental land                           0             0
Security deposits                                      6,567         5,794
Other receivables                                      5,197         4,200
                                                 ------------  ------------
Total Other Assets                                    11,764         9,994
                                                 ------------  ------------
          Total Assets                            36,138,935    38,471,374
                                                 ------------  ------------
LIABILITIES AND SHAREHOLDER EQUITY
          CURRENT LIABILITIES
Accounts payable                                     187,122       209,868
Accrued taxes payable                                      0       165,000
Income taxes payable                                  28,000        28,000
Other accrued expenses                                93,945        49,803
Notes payable - related parties                      284,315       602,067
                                                 ------------  ------------
Total Current Liabilities                            593,382     1,054,738
                                                 ------------  ------------
Long-Term Debt (Note E)                                    0             0
Common stock to be issued                            423,750       423,750
                                                 ------------  ------------
          Total Liabilities                        1,017,132     1,478,488
                                                 ------------  ------------
        STOCKHOLDERS' EQUITY
Redeemable Preferred Stock - $.01 Par,                30,000        26,000
100,000,000 shares authorized, 1,000,000 shares
in 1998 and 3,000,000 shares in 1999 were
issued and outstanding


Common Stock - $.01 Par, 250,000,000 shares          965,594       843,322
authorized, 88,359,924 in 1998 and 96,559,389
in 1999 were issued and outstanding

Paid in capital                                   38,144,124    38,460,494
Retained Earnings (Deficit) Prior                 (3,617,069)   (2,423,272)
Retained Earnings (Deficit) Current                 (400,846)       86,342

                                                 ------------  ------------
          Total Shareholder Equity                35,121,803    36,992,886
                                                 ------------  ------------
Total Liabilities and Equity                      36,138,935    38,471,374
                                                 ============  ============

THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                                                    MADERA INTERNATIONAL, INC.
                                                UNAUDITED STATEMENT OF OPERATIONS
                                           FOR THE NINE MONTH PERIOD ENDED DECEMBER 31

                                                    3 MONTHS FISCAL YEAR        3 MONTHS     FISCAL YEAR

                                                    1999           1999          1998           1998
                                                -------------  ------------  -------------  ------------

INCOME:
Timber sales                                    $     33,640   $   749,457   $    870,203   $ 2,689,514
Other income (expense)                                     0             0              0           192
                                                -------------  ------------  -------------  ------------
          Total Income                                33,640       749,457        870,203     2,689,706
                                                -------------  ------------  -------------  ------------
COST OF SALES:
Beginning Inventory                                4,494,328     4,569,328      4,080,187     3,121,978
Purchases                                             86,816       547,617        930,000     2,991,133
Inventory adjustment                                       0             0              0             0
Field costs                                                4           202              0       293,500
Field travel                                               0         4,714              0         4,656
Sales costs and travel                                 4,067        50,852              0             0
Commissions                                                0             0              0           200
Joint venture share                                        0             0              0             0
Joint venture costs                                        0             0              0             0
                                                -------------  ------------  -------------  ------------
          Total accumulated costs                  4,585,215     5,172,713      5,010,187     6,411,467
Less:  Ending inventory  (Note  A and P)          (4,494,328)   (4,494,328)    (4,390,287)   (4,390,287)
                                                -------------  ------------  -------------  ------------
          Cost of sales                               90,887       678,385        619,900     2,021,180
                                                -------------  ------------  -------------  ------------
          Gross margin (Loss)                        (57,247)       71,072        250,303       668,526
                                                -------------  ------------  -------------  ------------
OPERATING EXPENSES:
General and Administrative                           180,911       471,918        192,762       582,184
                                                -------------  ------------  -------------  ------------
     Pre-Tax Profit (Loss)                         ($238,158)    ($400,846)  $     57,541   $    86,342
     Taxes (Note  )                                        0             0              0             0
                                                -------------  ------------  -------------  ------------
     Operating Profit (Loss)                       ($238,158)    ($400,846)  $     57,541   $    86,342
                                                =============  ============  =============  ============

Earnings (Loss) per Share of Common Stock and        ($0.002)      ($0.004)  $      0.001   $     0.001
Common Stock Equivalents
                                                =============  ============  =============  ============
Common Stock outstanding                          96,559,389    96,559,389     84,332,249    84,332,249
                                                =============  ============  =============  ============

  THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                           MADERA INTERNATIONAL, INC.
                        UNAUDITED STATEMENT OF CASH FLOWS
                   FOR THE NINE MONTH PERIOD ENDED DECEMBER 31


CASH FLOWS IN OPERATING ACTIVITIES               1999          1998
                                              -----------  ------------

Net Profit (Loss)                              ($400,846)      $86,342
Profit adjustment for non-cash depreciation           $0        $1,809
                                              -----------  ------------

ADJUSTMENTS TO RECONCILE NET INCOME TO
     NET CASH USED IN OPERATING ACTIVITIES:

(INCREASE) DECREASE IN:
     Other assets                                      0             0
     Receivables                               1,228,155       797,167
     Inventory                                    75,000    (1,268,309)
     Purchase of Furniture and Equipment            (180)            0
     Loans to employees                                0             0
INCREASE (DECREASE) IN:
     Letters of Credit                                 0
     Accounts payable                            (43,303)       (5,229)
     Accrued expenses                             43,945             0
     Payment of Legal Judgment                   (10,000)            0
     Common stock to be issue - Acquisition            0             0
          NET CASH PROVIDED BY (USED IN)
                                              -----------  ------------
               OPERATING ACTIVITIES              892,771      (388,220)
                                              -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
(INCREASE) DECREASE IN:
     Inter-company                                     0             0
     Timber property purchase
      Investments                                 (5,197)       (2,200)
     Sawmill and related equipment purchase            0             0
INCREASE (DECREASE) IN:
     Due to related parties                     (176,866)       35,672
     Preferred stock                                   0        16,000
     Common stock                                 82,085       114,266
     Paid in capital                            (801,012)      317,989
          NET CASH PROVIDED BY (USED IN)
                                              -----------  ------------
               FINANCING ACTIVITIES             (900,990)      481,727
                                              -----------  ------------
NET INCREASE (DECREASE) IN CASH                   (8,219)       93,507
CASH, at Beginning of Period                       8,996        47,186

                                              -----------  ------------
CASH, at End of Period                              $777      $140,693
                                              -----------  ------------

THE NOTES TO THE FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS STATEMENT

                                                   MADERA INTERNATIONAL, INC.
                                     UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                        FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 1999

                                                                                          ADDITIONAL
                                                   COMMON STOCK       PREFERRED STOCK     PAID IN       RETAINED
                                              --------------------  ------------------
                                                SHARES     AMOUNT    SHARES    AMOUNT     CAPITAL       EARNINGS       TOTAL
                                              ----------  --------  ---------  -------  ------------  ------------  ------------

BALANCE, March 31, 1999                       88,350,924  $883,509  3,000,000  $30,000  $38,945,136   ($3,617,069)  $36,241,576
                                              ----------  --------  ---------  -------  ------------  ------------  ------------
Entries for quarter ended June 30, 1999:                                                                                      0
Issued for consulting fees                     1,748,750    17,488                           69,950                      87,438
Audit reconciliation                                                                     (1,139,351)                 (1,139,351)
Profit for period 4/1 thru 6/30/98                                                                        (18,165)      (18,165)
                                              ----------  --------  ---------  -------  ------------  ------------  ------------

BALANCE, June 30, 1999                        90,099,674   900,997  3,000,000   30,000  $37,875,735    (3,635,234)   35,171,498
                                              ----------  --------  ---------  -------  ------------  ------------  ------------
Entries for quarter ended Sep 30, 1999:
Issued for consulting fees                     2,963,815    29,638                          128,553                     158,191
Issued for legal claims                          200,000     2,000                            8,000                      10,000
Profit for period 7/1 thru 9/30/99                                                                       (144,523)     (144,523)
                                              ----------  --------  ---------  -------  ------------  ------------  ------------
BALANCE, September 30, 1999                   93,263,489  $932,635  3,000,000  $30,000  $38,012,288   ($3,779,757)  $35,195,166
                                              ----------  --------  ---------  -------  ------------  ------------  ------------
Entries for quarter ended December 31, 1999:
Issued for consulting fees                     3,295,900    32,959          0        0      131,836                     164,795


Profit for period 10/1 thru 12/31/99                                                                     (238,158)     (238,158)

                                              ----------  --------  ---------  -------  ------------  ------------  ------------
BALANCE, December 31, 1999                    96,559,389  $965,594  3,000,000  $30,000  $38,144,124   ($4,017,915)  $35,121,803
                                              ----------  --------  ---------  -------  ------------  ------------  ------------

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


D.   Property  and  Equipment:

     Property and equipment is summarized as follows:

                                                  1999          1998
                                              -----------    -----------
          Sawmill - Brazil                    $2,395,000      $2,395,000
          Office furniture and equipment          25,046          21,585
                                              -----------    -----------
                                               2,420,046       2,416,585

          Less accumulated depreciation         (270,371)      (200,726)
                                              -----------    -----------

          Property and equipment, net         $2,149,675      $2,490,325
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

G.   Miscellaneous:

     Miscellaneous assets at June 30, 1999 and 1998 consist of the following:


                                                  1999           1998
                                              -----------   -----------

          Receivables - other                     $5,197        $32,697
          Deposits                                 6,567              0
                                              -----------    ----------

                                                 $11,764        $32,697
                                              ===========   ===========

H.   Notes  Payable - Related Party:

     Notes payable - related party are summarized as follows:

                                                              1999       1998
                                                             --------    -------
       Notes payable to Mr. Ramiro Fernandez-Moris,
       President of the Company, in 1999. All notes bear
       interest at prime plus 1%.  Principal and
       interest is due and payable currently
                                                            284,315      566,395

                 Less  current  portion                     284,315      566,395
                                                           --------     --------
                                                           $      -     $      -
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


K.   Supplemental  Cash  Flow  Information:

     Supplemental disclosures of cash flow information for the quarter ended September, 1999, and 1998 are summarized as follows: 1999 1998 ----------
     ----------

         Cash  paid  for  interest                     $   0         $   0
                                                     ==========   ==========


       Noncash  investing  and  financing  activities:     0             0
       Investment  acquired  with  stock  issuance
       Common  stock  issued  for  services
       Preferred  stock  (Series  D)  issued  for
                 inventory                                  0          0
       Common  stock  issued  for  consultants        3,295,800     4,89,410

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

     None

N.   Subsequent  Event:

     None

ITEM  2.  MANAGEMENT'  S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
                AND  RESULTS  OF  OPERATIONS

For  the  Nine  Months  Ended  December  31,  1999  and  1998

Financial  Condition:
---------------------

     The  Company's  working  capital  resources  during  the  nine months ended
December 31, 1999 and 1998 were provided by operations and loans from related parties (See Notes to Financial Statements). Loans from related parties provided minimal proceeds during the nine months ended December 31, 1999,and 1998 saw a reduction of the Company's debt to related parties. The Company's operations for the nine months ended December 31, 1999 showed a loss that continues to reflect the fall in sales. It is expected that this will turn around towards year end with the kick-in of herb sales at that time. Operations for the nine months ended December 31,1999 showed a continuing loss on reduced sales and working capital was reduced by a marked reduction in accounts receivable. Loss for the nine months ended December 31, 1999 was $400,000.

     Management believes that the Company's working capital resources and anticipated cash flow from timber sales will be sufficient to support operations during the year ending March 31, 2000. However, management continues to seek alternative financing for the continued opportunities in South America.

Results  of  Operations:
-----------------------

     During the three months ended December 31, 1999, the Company's sales efforts were disrupted by external causes. A loss was incurred this quarter of $238,000 and $400,000 for the nine month period, compared to a profit for the same period last year. Inventory was static and purchases were made to supply customer needs for the quarter. The seasonality of the operations continue, with sales improvement expected later in the year. However, no assurance can be given that profitable sales of timber products will continue through this fiscal year.


                          PART  II.  OTHER  INFORMATION
                          -----------------------------


ITEM  1.   LEGAL  PROCEEDINGS


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


  MADERA  INTERNATIONAL,  INC.
 -----------------------------
         (Registrant)


Date:  April  24,  2000                        /s/  Ramiro  Fernandez-Moris
                                               ---------------------------------
                                               Ramiro Fernandez-Moris, Chairman,
                                               President & CEO and acting CFO